Form 10-Q
period 1993-11-30
CHAPARRAL STEEL CO
filed 1994-01-12
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 1993

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                COMMISSION FILE
                                   NO. 1-9944


                            CHAPARRAL STEEL COMPANY


                                Incorporated in
                               STATE OF DELAWARE

                          IRS Employer Identification
                                 NO. 75-1424624

                                 300 WARD ROAD
                            MIDLOTHIAN, TEXAS 76065

                           Telephone: (214) 775-8241


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No      .

29,679,900 Shares of Common Stock, Par Value $.10 Outstanding at January 11,
1994.

                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1.      Financial Statements (Unaudited)

           Condensed consolidated balance sheets--November 30,
               1993 and May 31, 1993                                                 3

           Condensed consolidated statements of income--three and six
               months ended November 30, 1993 and 1992                               4

            Condensed consolidated statements of cash flows
                --six months ended November 30, 1993 and 1992                        5

            Notes to condensed consolidated financial statements
                --November 30, 1993                                                  6

            Independent accountants' review report                                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         9


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                        11

Item 6.  Exhibits and Reports on Form 8-K                                           11

SIGNATURES                                                                          11
- ----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                     November 30,         May 31,
                                                                         1993               1993
                                                                      ----------         ---------
                                                                             (In thousands)
       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $    1,845          $   3,763
     Trade accounts receivable, net of allowance
        of $3.2 million and $3.4 million, respectively                   41,539             34,187
     Inventories                                                         95,818             92,672
     Prepaid expenses                                                    11,062              8,147
                                                                     ----------          ---------
               TOTAL CURRENT ASSETS                                     150,264            138,769

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                          47,118             46,634
     Machinery and equipment                                            432,655            430,614
     Land                                                                 1,288              1,288
                                                                     ----------          ---------
                                                                        481,061            478,536
         Less allowance for depreciation                               (236,157)          (222,974)
                                                                     ----------          ---------
                                                                        244,904            255,562
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $14.3 million
        and $11.6 million, respectively                                  84,255             86,480
                                                                     ----------          ---------
                                                                     $  479,423          $ 480,811
                                                                     ==========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                          $   27,955          $  27,202
     Accrued interest payable                                             2,818              3,044
     Other accrued expenses                                              15,161             14,902
     Current portion of long-term debt                                   11,400             12,720
                                                                     ----------          ---------
               TOTAL CURRENT LIABILITIES                                 57,334             57,868

LONG-TERM DEBT                                                          111,239            113,997

DEFERRED INCOME TAXES
   AND OTHER CREDITS                                                     50,630             49,348

STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, 29,679,900
        and 29,675,400 shares outstanding, respectively                   2,994              2,994
     Paid-in capital                                                    188,036            188,050
     Retained earnings                                                   71,694             71,113
     Cost of common stock in treasury                                    (2,504)            (2,559)
                                                                     ----------          ---------
                                                                        260,220            259,598
                                                                     ----------          ---------
                                                                     $  479,423          $ 480,811
                                                                     ==========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                         Three months ended          Six months ended
                                                            November 30,               November 30,
                                                          1993        1992            1993       1992
                                                          ----        ----            ----       ----
                                                                (In thousands except per share)
Net sales                                               $117,225    $106,568       $219,121   $208,126

Costs and expenses:
      Cost of sales                                       94,854      89,938        180,201    180,208
      Selling, general and administrative                  3,795       3,507          8,374      7,135
      Depreciation and amortization                        8,410       8,555         16,816     17,102
      Interest                                             3,379       3,764          6,787      7,580
      Other income                                          (575)       (345)        (1,364)      (550)
                                                        --------    --------       --------   --------
                                                         109,863     105,419        210,814    211,475

    INCOME (LOSS) BEFORE
       INCOME TAXES                                        7,362       1,149          8,307     (3,349)

Provision (benefit) for income taxes:
       Current period provision (benefit)                  2,939         482          3,315     (1,707)
       Change in statutory federal tax rate                    -           -          1,443          -
                                                        --------    --------       --------   --------
                                                           2,939         482          4,758     (1,707)


         NET INCOME  (LOSS)                             $  4,423    $    667       $  3,549   $ (1,642)
                                                        ========    ========       ========   ========


Per common share:

         NET INCOME  (LOSS)                             $    .15    $    .03       $    .12   $   (.05)
                                                        ========    ========       ========   ========

         CASH DIVIDENDS                                 $    .05    $    .05       $    .10   $    .10
                                                        ========    ========       ========   ========

Average shares outstanding - Note B                       29,709      29,701         29,712     29,675
                                                        ========    ========       ========   ========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                             Six months ended
                                                                               November 30,
                                                                         1993               1992
                                                                         ----               ----
                                                                             (In thousands)
OPERATING ACTIVITIES
     Net income (loss)                                                 $  3,549          $  (1,642)
     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                                     16,816             17,102
       Deferred income taxes                                              1,894              2,964
       Other deferred credits                                              (612)            (1,622)

    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                    (7,796)             2,629
       Inventories                                                       (3,145)             3,315
       Prepaid expenses                                                  (2,914)            (1,691)
       Trade accounts payable                                               752             (7,088)
       Accrued interest payable                                            (225)              (159)
       Other accrued expenses                                               259                816
                                                                       --------           --------
                        Net cash provided by operating activities         8,578             14,624

INVESTING ACTIVITIES
     Capital expenditures                                                (3,491)            (3,095)
     Other                                                                   41                  1
                                                                       --------           --------
                        Net cash used in investing activities            (3,450)            (3,094)

FINANCING ACTIVITIES
     Short-term borrowings                                                5,000              7,000
     Repayments on short-term debt                                       (5,000)            (7,000)
     Long-term borrowings                                                   260                -
     Repayments on long-term debt                                        (4,338)            (4,327)
     Dividends paid                                                      (2,968)            (2,968)
                                                                       --------           --------
                        Net cash used in financing activities            (7,046)            (7,295)
                                                                       --------           --------

Increase (decrease) in cash and cash equivalents                         (1,918)             4,235
Cash and cash equivalents at beginning of period                          3,763              4,753
                                                                       --------           --------

Cash and cash equivalents at end of period                             $  1,845           $  8,988
                                                                       ========           ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

November 30, 1993



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1993 are not necessarily indicative of the results that may be expected for the year ending May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.


NOTE B - Earnings Per Share

Texas Industries, Inc. ("TXI") owned 100% of the Company from November 1985, when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel Inc. ("Co-Steel"), until July 1988, when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. Under terms of the purchase agreement between TXI and Co-Steel, TXI made a $42 million initial cash payment and made a $73 million final payment in August 1990.

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $1.2 million in the six months ended November 30, 1993 and 1992, respectively. The amount of goodwill, net of accumulated amortization included in other assets was $74.2 million, $75.3 million and $77.6 million at November 30, 1993, May 31, 1993 and May 31, 1992, respectively.

Net income (loss) per common share is calculated based upon a weighted average of shares outstanding (including common stock equivalents that are not antidilutive).

NOTE C - Inventories

       Inventories consist of the following:

                                                                      November 30,        May 31,
                                                                          1993             1993
                                                                          ----             ----
                                                                            (In thousands)
            Finished goods                                              $55,273          $49,596
            Work in process                                               8,455            7,817
            Raw materials:
                   Scrap                                                  9,992           10,843
                   Crushed cars                                             359              171
            Rolls                                                        14,870           14,579
            Supplies                                                     13,807           14,684
            LIFO adjustment                                              (6,938)          (5,018)
                                                                        -------           ------
                                                                        $95,818          $92,672
                                                                        =======          =======

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.


NOTE D - Income Tax Provision

The provision (benefit) for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 that contained a provision raising the top effective rate for corporations to 35%. This rate increase, when applied to the Company's temporary differences, resulted in a charge of $1.4 million which is included in the income tax provision in the August 1993 quarter. Goodwill amortization also contributed to the difference between provision (benefit) amounts and amounts computed by applying the statutory federal income tax rates.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Amortization of $1.5 million was recorded in the first six months of fiscal 1994 and 1993, respectively, based on a five year period.

NOTE F - Severance Pay

In an effort to stay competitive and reduce costs, the Company decreased its number of employees in the first quarter of fiscal 1994. As a result, a non-recurring charge of $1.6 million for severance pay is included in selling, general and administrative in fiscal 1994.

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 1993, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended November 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated July 14, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst and Young

December 17, 1993

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter and six months ended November 30, 1993 to the quarter and six months ended November 30, 1992.


RESULTS OF OPERATIONS

An increase in average selling price of 12% offset a decrease in shipments of 5,000 tons resulting in a $10.7 million increase in net sales in the three month period ended November 30, 1993 compared to the same quarter in fiscal 1993. Net sales increased $11 million in the six month period ending November 30, 1993 principally due to a $32 increase in average selling price. The pricing strategy for certain structural products announced in the May 1993 quarter and general price increases in the current fiscal year, intended to offset the continued escalation in scrap prices, have combined to produce the improvement in selling prices. Demand for structural steel has improved slightly during the fall, but there is no indication that this trend will continue.

Cost of sales increased $4.9 million to $94.9 million for the three month period ended November 30, 1993 compared to the same period in the prior year. The increase was predominately caused by a $19 increase in cost of sales per ton which resulted from a scrap price increase offset by the 5,000 ton decrease in shipments. Cost of sales for the six month period was virtually unchanged as a 6% increase in cost of sales per ton was offset by a decrease in shipments of 35,000 tons. Scrap prices, which fluctuate with market conditions, are up approximately 25% from the prior year. Certain cost cutting measures implemented by the Company in the August 1993 quarter continued to reduce other manufacturing costs.

Selling, general and administrative expense increased $.3 million from the prior year quarter primarily due to an increase in employee profit sharing which is based on profitability. The $1.6 million charge for severance pay in fiscal 1994 was the primary reason for the increase of $1.2 million in selling, general and administrative expense in the six month period ended November 30, 1993. The Company continues to experience decreases in costs in all other areas of administration and marketing compared to the periods in the previous year.

Interest expense decreased $.4 million and $.8 million in the three and six month periods ended November 30, 1993 compared to the same periods in the prior year. Interest expense in the current period was reduced by repayments of long-term debt which is principally at fixed rates.

The provision (benefit) for income taxes has been calculated on the basis of an estimated annual rate. The rate was affected by recently passed legislation, which when applied to the Company's temporary differences, resulted in an increase of $1.4 million in the amount of deferred tax expense recorded in the August 1993 quarter. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The increase in net income (loss) in the current periods was due principally to higher average selling prices. Lower depreciation and interest costs in fiscal 1994 increased profitability by $.5 million in the three month period and by $1.1 in the six month period ending November 30, 1993. The increase in net income (loss) was achieved despite the adjustment for severance pay and the additional $1.4 million income tax provision described above.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $12 million to $92.9 million at November 30, 1993 from the previous fiscal year-end. Accounts receivable increased $7.4 million from May 1993 as the Days Sales Outstanding ratio increased by five days which follows a historical trend. Prepaid expenses increased from May 31, 1993 as a result of summer shutdown spending. Cash provided by operations in the first six months of fiscal 1994 decreased by $6 million primarily from a change in net cash provided by accounts receivable and inventories. As a result, cash and cash equivalents decreased $1.9 million after the Company acquired $3.5 million of capital additions, repaid $4.3 million of long-term debt and paid cash dividends of $3 million.

Capital expenditures for the six months ended November 30, 1993 totaled $3.5 million and are estimated to be approximately $10 million in fiscal 1994 which represents normal replacement and upgrades of existing equipment. The Company continues to study the possibility of new processes related to its primary business.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and electric arc furnace ("EAF") dust disposal. From time to time, the Company is involved in litigation relating to claims arising in the
ordinary course of business operations.   No litigation (based on the opinion
of counsel) is pending against or currently affects the Company, the ultimate liability of which, if any, would have a material effect on the Company's financial position or results of operations. The Company maintains a hazardous waste liability policy against certain third party claims, which insurance the Company believes to be adequate in relation to the Company's business.

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1994 if not renewed by the banks or the Company. The Company had maximum borrowings of $5 million at any one time under these arrangements during the first six months of fiscal 1994. At November 30, 1993, the Company had no outstanding borrowings under these facilities. The Company has been offered renewal of the existing facilities at substantially the same terms as the existing facilities. Management is reviewing those offers and similar arrangements offered by other financial institutions and intends to accept some combination of the offers prior to January 31, 1994. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1994 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1994. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

       Item 4. Submission of Matter to a Vote of Security Holders

       At the Annual Meeting of the Stockholders held October 20, 1993, stockholders elected as Directors of the Company, Robert Alpert, John M. Belk, Gordon E. Forward, Eugenio Clariond Reyes, Robert D. Rogers, Gerald R. Heffernan and Gerhard Liener, to terms expiring in 1994. Votes cast to elect Robert Alpert were 29,334,982 affirmative, 6,336 opposed and 338,582 abstained or non-voted. Votes cast to elect John M. Belk, Gordon E. Forward, Eugenio Clariond Reyes and Robert D. Rogers were 29,335,082 affirmative, 6,236 opposed and 338,582 abstained or non-voted. Votes cast to elect Gerald R. Heffernan were 29,333,682 affirmative, 7,636 opposed and 338,582 abstained or non-voted. Votes cast to elect Gerhard Liener were 29,294,082 affirmative, 47,236 opposed and 338,582 abstained or non-voted.

       Item 6. Exhibits and Reports on Form 8-K.

       The following exhibits are included herein:

               (11) Statement re:  Computation of earnings per share

               (15) Letter re:  Unaudited interim financial information

       The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1993.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAPARRAL STEEL COMPANY




January 11, 1994                        /s/ Richard M. Fowler     .
                                        Richard M. Fowler
                                        Senior Vice-President &
                                        Chief Financial Officer


January 11, 1994                        /s/ Larry L. Clark        .
                                        Larry L. Clark
                                        Vice President - Controller

                                                                      EXHIBIT 11

                       COMPUTATION OF EARNINGS PER SHARE

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES


                                                    Three months ended               Six months ended
                                                        November 30,                    November 30,
                                                    1993           1992            1993            1992
                                                    ----           ----            ----            ----
                                                              (In thousands except per share)
AVERAGE SHARES OUTSTANDING
   Primary:
     Average shares outstanding                     29,680         29,675         29,680           29,675
     Stock options - treasury stock method
       using average market prices                      29             26             32        A)      -
                                                 ---------      ---------       --------        ---------
             TOTALS                                 29,709         29,701         29,712           29,675
                                                 =========      =========       ========        =========

   Fully diluted:
     Average shares outstanding                     29,680         29,675         29,680           29,675
     Stock options - treasury stock method
       using end of quarter market
       price if higher than average                     31             31             35        A)      -
                                                 ---------      ---------       --------        ---------
             TOTALS                                 29,711         29,706         29,715           29,675
                                                 =========      =========       ========        =========


INCOME (LOSS) APPLICABLE
 TO COMMON STOCK
   Primary and fully diluted:
   Net income (loss)                             $   4,423      $     667       $  3,549        $  (1,642)
   Add:
     Pre-September 1990 contingent
     price amortization                                 58             58            116              116
                                                 ---------      ---------       --------        ---------
                                                 $   4,481      $     725       $  3,665        $  (1,526)
                                                 =========      =========       ========        =========

PER SHARE
   Net income (loss) per common share:

     Primary                                     $     .15      $     .03       $    .12        $    (.05)
                                                 =========      =========       ========        =========

     Fully diluted                               $     .15      $     .03       $    .12        $    (.05)
                                                 =========      =========       ========        =========



A) - Shares have been excluded as they are antidilutive.

                                                                      EXHIBIT 15

Board of Directors
Chaparral Steel Company

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-39626) pertaining to the Chaparral Steel Company Stock Option Plan of our report dated December 17, 1993, relating to the unaudited condensed consolidated interim financial statements of Chaparral Steel Company and subsidiaries which are included in its Form 10-Q for the quarter ended November 30, 1993.

Pursuant to Rule 436(c) of Securities Act of 1933 our report is not a part of the Registration Statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


Ernst and Young

Dallas, Texas
January 11, 1994