Form 10-Q
period 1994-02-28
CHAPARRAL STEEL CO
filed 1994-04-12
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED FEBRUARY 28, 1994

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
                                                -----        -----

29,679,900 Shares of Common Stock, Par Value $.10 Outstanding at April 11,
1994.




                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                              Page
- -----------------------------                                              ----

Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets--February 28,
               1994 and May 31, 1993                                        3

           Condensed consolidated statements of income--three and nine
               months ended February 28, 1994 and 1993                      4

            Condensed consolidated statements of cash flows
                --nine months ended February 28, 1994 and 1993              5

            Notes to condensed consolidated financial statements
                --February 28, 1994                                         6

            Independent accountants' review report                          8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  11
- ----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                      (Unaudited)
                                                                      February 28,         May 31,
                                                                          1994               1993
                                                                      ------------         -------
                                                                             (In thousands)
       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $   1,685          $   3,763
     Trade accounts receivable, net of allowance
        of $3.4 million and $3.4 million, respectively                   43,753             34,187
     Inventories                                                        112,355             92,672
     Prepaid expenses                                                     8,192              8,147
                                                                      ---------          ---------
               TOTAL CURRENT ASSETS                                     165,985            138,769

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                          47,118             46,634
     Machinery and equipment                                            433,969            430,614
     Land                                                                 1,288              1,288
                                                                      ---------          ---------
                                                                        482,375            478,536
         Less allowance for depreciation                               (243,381)          (222,974)
                                                                      ---------          ---------
                                                                        238,994            255,562
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $15.6 million
        and $11.6 million, respectively                                  83,344             86,480
                                                                      ---------          ---------
                                                                      $ 488,323          $ 480,811
                                                                      =========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                    $  10,000          $      -
     Trade accounts payable                                              32,992             27,202
     Accrued interest payable                                             3,522              3,044
     Other accrued expenses                                              13,591             14,902
     Current portion of long-term debt                                    9,911             12,720
                                                                      ---------          ---------
               TOTAL CURRENT LIABILITIES                                 70,016             57,868

LONG-TERM DEBT                                                          104,332            113,997

DEFERRED INCOME TAXES
   AND OTHER CREDITS                                                     50,831             49,348

STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, 29,679,900
        and 29,675,400 shares outstanding, respectively                   2,994              2,994
     Paid-in capital                                                    188,036            188,050
     Retained earnings                                                   74,618             71,113
     Cost of common stock in treasury                                    (2,504)            (2,559)
                                                                      ---------          ---------
                                                                        263,144            259,598
                                                                      ---------          ---------
                                                                      $ 488,323          $ 480,811
                                                                      =========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                         Three months ended        Nine months ended
                                                            February 28,              February 28,
                                                          1994        1993         1994        1993
                                                          ----        ----         ----        ----
                                                                (In thousands except per share)
Net sales                                               $118,687    $103,396       $337,808   $311,522

Costs and expenses:
      Cost of sales                                       96,284      87,596        276,485    267,804
      Selling, general and administrative                  3,995       3,390         12,369     10,525

      Depreciation and amortization                        8,557       8,856         25,373     25,958
      Interest                                             3,411       3,527         10,198     11,107
      Other income                                          (846)       (817)        (2,210)    (1,367)
                                                        --------    --------       --------   --------
                                                         111,401     102,552        322,215    314,027

         INCOME (LOSS) BEFORE
       INCOME TAXES                                        7,286         844         15,593     (2,505)

Provision (benefit) for income taxes:
       Current period provision (benefit)                  2,878         254          6,193     (1,453)
       Change in statutory federal tax rate                    -           -          1,443          -
                                                        --------    --------       --------   --------
                                                           2,878         254          7,636     (1,453)


         NET INCOME  (LOSS)                             $  4,408    $    590       $  7,957   $ (1,052)
                                                        ========    ========       ========   ========


Per common share:

         NET INCOME  (LOSS)                             $    .15    $    .02       $    .27   $   (.03)
                                                        ========    ========       ========   ========

         CASH DIVIDENDS                                 $    .05    $    .05       $    .15   $    .15
                                                        ========    ========       ========   ========

Average shares outstanding - Note B                       29,733      29,744         29,719     29,675
                                                        ========    ========       ========   ========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                             Nine months ended
                                                                                February 28,
                                                                          1994              1993
                                                                          ----              ----
                                                                              (In thousands)
OPERATING ACTIVITIES
     Net income (loss)                                                 $  7,957           $ (1,052)
     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                                     25,373             25,958
       Deferred income taxes                                              2,430              2,135
       Other deferred credits                                              (947)            (2,038)

     Changes in operating assets and liabilities:
       Trade accounts receivable, net                                   (10,429)             1,489
       Inventories                                                      (19,683)             1,180
       Prepaid expenses                                                     (45)              (168)
       Trade accounts payable                                             5,790             (7,916)
       Accrued interest payable                                             478                (26)
       Other accrued expenses                                            (1,311)            (2,579)
                                                                       --------           --------
                        Net cash provided by operating activities         9,613             16,983

INVESTING ACTIVITIES
     Capital expenditures                                                (4,805)            (4,271)
     Other                                                                   40                  3
                                                                       --------           --------
                        Net cash used in investing activities            (4,765)            (4,268)


FINANCING ACTIVITIES
     Short-term borrowings                                               20,000              7,000
     Repayments on short-term debt                                      (10,000)            (7,000)
     Long-term borrowings                                                   260                 -
     Repayments on long-term debt                                       (12,734)           (12,711)
     Dividends paid                                                      (4,452)            (4,452)
                                                                       --------           --------
                        Net cash used in financing activities            (6,926)           (17,163)
                                                                       --------           --------

Decrease in cash and cash equivalents                                    (2,078)            (4,448)
Cash and cash equivalents at beginning of period                          3,763              4,753
                                                                       --------           --------

Cash and cash equivalents at end of period                             $  1,685           $    305
                                                                       ========           ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

February 28, 1994



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.


NOTE B - Earnings Per Share

Texas Industries, Inc. ("TXI") owned 100% of the Company from November 1985, when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel Inc. ("Co-Steel"), until July 1988, when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. Under terms of the purchase agreement between TXI and Co- Steel, TXI made a $42 million initial cash payment and made a $73 million final payment in August 1990.

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.6 million and $1.7 million in the three and nine months ended February 28, 1994 and 1993, respectively. The amount of goodwill, net of accumulated amortization included in other assets was $73.6 million, $75.3 million and $77.6 million at February 28, 1994, May 31, 1993 and May 31, 1992, respectively.

Net income (loss) per common share is calculated based upon a weighted average of shares outstanding (including common stock equivalents that are not antidilutive).

NOTE C - Inventories

       Inventories consist of the following:

                                                                     February 28,        May 31,
                                                                         1994             1993
                                                                         ----             ----
                                                                            (In thousands)
            Finished goods                                             $ 65,059          $49,596
            Work in process                                              17,598            7,817
            Raw materials:
                   Scrap                                                  8,660           10,843
                   Crushed cars                                              68              171
            Rolls                                                        14,735           14,579
            Supplies                                                     14,773           14,684
            LIFO reserve                                                 (8,538)          (5,018)
                                                                       --------          -------
                                                                       $112,355          $92,672
                                                                       ========          =======

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

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Amortization of $2.3 million was recorded in the first nine months of fiscal 1994 and 1993, respectively, based on a five year period.

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

                                                                       EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 28, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated July 14, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Ernst and Young
March 18, 1994

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter and nine months ended February 28, 1994 to the quarter and nine months ended February 28, 1993.


RESULTS OF OPERATIONS

An increase in average selling price of 14% and an increase in shipments of 3,000 tons resulted in a $15.3 million increase in net sales in the three month period ended February 28, 1994 compared to the same quarter in fiscal 1993.
Net sales increased $26.3 million in the nine month period ending February 28, 1994 principally due to a $36 increase in average selling price. The pricing strategy for certain structural products announced in the May 1993 quarter and general price increases in the current fiscal year, intended to offset the continued escalation in scrap prices, have combined to produce the improvement in selling prices.

Cost of sales increased $8.7 million to $96.3 million for the three month period ended February 28, 1994 compared to the same period in the prior year. The increase was predominately caused by a $25 increase in cost of sales per ton which resulted from a scrap price increase. Cost of sales for the nine month period increased $8.7 million as a 12% increase in cost of sales per ton was offset by a decrease in shipments of 32,000 tons. Scrap prices, which fluctuate with market conditions, are up approximately 25% from the prior year. Certain cost cutting measures implemented by the Company in the August 1993 quarter continued to reduce other manufacturing costs.

Selling, general and administrative expense increased $.6 million from the prior year quarter primarily due to an increase in employee profit sharing which is based on profitability. The $1.6 million charge for severance pay in fiscal 1994 and an increase in employee profit sharing were the primary reason for the increase of $1.8 million in selling, general and administrative expense in the nine month period ended February 28, 1994. The Company continues to experience decreases in costs in all other areas of administration and marketing compared to the periods in the previous year.

Interest expense decreased $.1 million and $.9 million in the three and nine month periods ended February 28, 1994 compared to the same periods in the prior year. Interest expense in the current period was reduced by repayments of long-term debt which is principally at fixed rates.

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

The increase in net income (loss) in the current periods was due principally to higher average selling prices. Lower depreciation and interest costs in fiscal 1994 increased profitability by $.3 million in the three month period and by $.8 million in the nine month period ending February 28, 1994. The increase in net income (loss) was achieved despite the adjustment for severance pay and the additional $1.4 million income tax provision described above.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $15.1 million to $96 million at February 28, 1994 from the previous fiscal year-end. Accounts receivable increased $9.6 million from May 1993 as the Days Sales Outstanding ratio increased by eleven days and average selling price increased 13%. Cash provided by operations in the first nine months of fiscal 1994 decreased by $7.4 million primarily due to the change in accounts receivable and inventories. As a result, cash and cash equivalents decreased $2.1 million after the Company acquired $4.8 million of capital additions, repaid $12.8 million of long-term debt and paid cash dividends of $4.5 million.

Capital expenditures for the nine months ended February 28, 1994 totaled $4.8 million and are estimated to be approximately $10 million in fiscal 1994 which represents normal replacement and upgrades of existing equipment. The Company continues to study the possibility of new processes related to its primary business.

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

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1995 if not renewed by the banks or the Company. The Company had maximum borrowings of $15 million at any one time under these arrangements during the first nine months of fiscal 1994. At February 28, 1994, the Company had $10 million of outstanding borrowings under these facilities. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1994 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1994. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K.

       The following exhibits are included herein:

               (11) Statement re:  Computation of earnings per share

               (15) Letter re:  Unaudited interim financial information

       The Registrant did not file any reports on Form 8-K during the three months ended February 28, 1994.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAPARRAL STEEL COMPANY




April 11, 1994                          /s/ RICHARD M. FOWLER
                                        Richard M. Fowler
                                        Senior Vice-President &
                                        Chief Financial Officer


April 11, 1994                          /s/ LARRY L. CLARK
                                        Larry L. Clark
                                        Vice President - Controller