Form 10-K
period 1994-05-31
CHAPARRAL STEEL CO
filed 1994-08-25
CIK 833226

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   (x)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MAY 31, 1994
                                       OR
   ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9944

                            CHAPARRAL STEEL COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                                         75-1424624
          (State or other jurisdiction of                                       (I.R.S. Employer
          incorporation or organization)                                       Identification No.)

         300 WARD ROAD, MIDLOTHIAN, TEXAS                                             76065
      (Address of principal executive offices)                                     (Zip Code)

      Registrant's telephone number, including area code: A/C 214 775-8241
          Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                                           WHICH REGISTERED
           -------------------                                           ----------------

     COMMON STOCK, PAR VALUE $.10                                    NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of August 5, 1994, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $53,249,063.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                         COMMON STOCK - $.10 PAR VALUE
                    29,679,900 SHARES AS OF AUGUST 5, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MAY 31, 1994 INCLUDED AS EXHIBIT 13 TO THIS ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PART II.

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD OCTOBER 19, 1994 (S.E.C. FILE NUMBER:
1.001-09944), ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                               TABLE OF CONTENTS


                                                                             PAGE
                                          PART I

Item       1.    Business............................................           1

Item       2.    Properties..........................................           5

Item       3.    Legal Proceedings...................................           5

Item       4.    Submission of Matters to a Vote of
                      Security Holders...............................           5



                                          PART II


Item       5.    Market for the Registrant's Common Equity and
                      Related Stockholder Matters.....................          5

Item       6.    Selected Financial Data..............................          5

Item       7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............          6

Item       8.    Financial Statements and Supplementary Data..........          6

Item       9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..............         6



                                         PART III


Item      10.    Directors and Executive Officers of the Registrant.....        7

Item      11.    Executive Compensation.................................        9

Item      12.    Security Ownership of Certain Beneficial Owners
                      and Management....................................        9

Item      13.    Certain Relationships and Related Transactions.........        9



                                          PART IV


Item      14.    Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K................................      10

                                     PART I

ITEM       1.    BUSINESS

                 (a)  General development of business

         Chaparral Steel Company (the "Company") was organized as a Delaware corporation in July 1973 by Texas Industries, Inc. ("TXI") and Co-Steel Inc.("Co-Steel"), a Canadian corporation, which owns steel mills in New Jersey, Canada and the United Kingdom. TXI is a New York Stock Exchange listed company which produces cement and concrete. At the time of the Company's organization, TXI and Co-Steel each owned a 50% interest in the Company. TXI owned 100% of the Company from November 1985 when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel, until July 1988 when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. The consolidated financial statements include the operations of Chaparral Steel Company, America Steel Transport and Chaparral's inactive wholly-owned subsidiaries.

                 (b)  Financial information about industry segments

        The Company operates in the steel industry only; therefore, no industry segment information is presented.

                 (c) Narrative description of business

         The Company's original steel mill facility was completed in 1975 and consisted of an electric arc furnace and a rolling mill, which produced rebar used in concrete construction, and small size angles, channels, rounds and flats. The mill achieved a production rate of approximately 500,000 tons per year, which was substantially above its original design capacity.

         In 1982, a major expansion of the steel mill, at a cost of approximately $180 million, added an additional electric arc furnace and rolling mill to produce medium-sized structural products. The expansion enabled the Company to produce beams up to 8" wide. Additional modifications to the medium section mill now enable the Company to produce beams up to 14" wide, in addition to large channels and angles.

         During fiscal 1992, commissioning was completed on a large beam mill which has expanded the existing product range up to include 24" wide flange beams. The expansion was financed with long-term senior unsecured notes of $80 million.

PRODUCTS

         The Company's products are sold generally to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries.

         The Company designed its bar and structural mills to efficiently produce bar mill products (31% of 1994 sales on a tonnage basis), structural mill products (52% of 1994 sales on a tonnage basis) and large beam mill products (17% of 1994 sales on a tonnage basis). The bar and structural mills can be modified, without substantial cost or delay, to change current product mix in order to comply with customer needs or changes in market conditions.

         After inspection, bundling and strapping, finished products are delivered by common carrier, customer-owned truck, rail or barge. The Company maintains an inventory of finished products based on anticipated short-term usage to provide prompt shipments to customers when possible.

         The following is a general description of the Company's products:

    REINFORCING BAR

         The Company produces all commercial sizes of rebar from 3/8" diameter to 1-3/8" diameter for use in construction applications ranging from highway and public works projects to residential and high-rise construction.

    MERCHANT QUALITY ROUNDS

         Merchant quality rounds are cylindrical steel bars used in construction and fabrication operations. Common uses include roof joists, anchor bolts and truss supports.

    SPECIAL BAR QUALITY ROUNDS

         Special Bar Quality ("SBQ") rounds are produced in a large variety of carbon and alloy grades primarily for use in the forging, machining and cold drawing industries for production of automotive gears and hand tools. SBQ rounds are also used as sucker rod material in the oil industry.

    BEAMS

         Beams are used for building construction and the non-building fabrication industries. Sales of beams currently constitute approximately 64% of the Company's sales on a tonnage basis. Beams produced by the Company's medium section mill include wide-flange beams (ranging in size from 4" x 4" to 14" x 6-3/4"), certain sizes of standard "I" beams and Bantam(TM) beams. Those beams are used in low-rise construction (up to five stories) and in various fabrication operations for industrial machinery and mobile home frames. The large beam mill has enabled the Company to produce wide-flange beams from 8" to 24" in diameter that are used in multi-story buildings, short-span bridges and other heavy industrial applications.

    STRUCTURAL MERCHANT SHAPES AND OTHER PRODUCTS

         These products consist of structural channels, flat bars and squares used in the equipment manufacturing and construction industries, particularly in low-rise structures.

         The Company's products are predominately marketed in North America exclusively by Company salespersons. Approximately 47% of the Company's products are sold in Texas, Oklahoma, Louisiana and Arkansas. Other regional sales of the Company's products are approximately 17% in the midwest United States and approximately 11% in the southeastern United States. Rebar, merchant shapes and other products are sold principally to customers located in the southwestern United States. The Free Trade Agreements between the United States, Canada and Mexico may continue to favorably affect the Company's position as a supplier of certain steel products in the Canadian and Mexican markets. Export sales accounted for 7% of 1994 shipments.

EXPANDING CAPACITY

         Historically, the Company's philosophy was to operate its mill at full production capacity. Recently, the Company refocused on serving customer requirements and specific markets while striving to achieve the lowest possible unit cost of production. The Company's strategy is to continually increase its melting capacity through productivity improvements, the utilization of new technology and capital expenditures. Continuing increases in melting capacity have dictated further capital spending for increases in rolling capacity to allow maximum use of the Company's facilities to take advantage of marketplace opportunities.

RAW MATERIALS AND ENERGY

         The Company's primary raw material is scrap steel, which includes shredded steel. The Company produces a major portion of its shredded steel requirements from its own shredder operation at the site of the steel mill. Shredded material, which constitutes approximately 28% of the Company's raw material mix, is produced by the Company at its facility and is primarily composed of crushed auto bodies purchased on the open market. Another grade of scrap steel is #1 Heavy, which constitutes approximately 29% of the Company's scrap steel requirements and is also purchased on the open market. Historically, the Company has had an adequate supply of scrap steel for its operations, and the Company believes that the supply of scrap steel will be adequate to meet future requirements. The purchase price of scrap steel is subject to market forces largely beyond the control of the Company. The Company has historically maintained a scrap inventory commensurate with market conditions.

         The Company's steel mill consumes large amounts of electricity and natural gas. Electricity is obtained from a local electric utility under an interruptible supply contract with price adjustments which reflect increases or decreases in the utility's fuel costs. The Company believes that the savings in the cost of electricity resulting from the interruption provisions of the contract offsets any loss which might result from interruptions. Natural gas is purchased in the open market generally under a one year supply contract. The Company believes that adequate supplies of both electricity and natural gas are readily available.

SEASONALITY

         While there is generally no seasonality in demand for the Company's products, production at the mill is normally shut down for up to two weeks each summer and up to one week in December, in order to conduct comprehensive maintenance (in addition to normal maintenance performed throughout the year) and to install capital improvements. During these periods, much of the equipment in the plant is dismantled, inspected and overhauled. The resulting lower production during the three month periods ending August and February affect the Company's financial results for those periods.

MARKETING AND BACKLOG

         At present, the Company has approximately 1,100 customers, no one of which accounted for more than 10% of the Company's products sold in 1994. The commodity nature of certain of the Company's products is generally not characteristic of a long lead time order cycle. The Company does not believe that backlog is a significant factor in its business. While the Company has a small number of long-term customer contracts, most contracts are for quarterly customer requirements or for immediate shipment. Orders are generally filled within 45 days and are cancelable.

COMPETITION AND OTHER MARKET FACTORS

         The Company competes with steel producers, including foreign producers, on the basis of price, quality and service. Intense sales competition exists for substantially all of the Company's products. A substantial portion of the Company's products is sold to the construction industry.

         Both the domestic and foreign steel industries are characterized by excess mill capacity. Steel producers in the United States have faced strong competition from producers around the world. The Company believes that its success in increasing productivity, reducing production costs and shifting into higher margin product lines should continue to enable it to compete effectively with both foreign and domestic producers.

ENVIRONMENTAL MATTERS

         The operations of the Company and its subsidiaries are subject to various federal and state environmental laws and regulations. Under these laws the U.S. Environmental Protection Agency ("EPA") and agencies of state government have the authority to promulgate regulations which could result in substantial expenditures for pollution control and solid waste treatment. Three major areas regulated by these authorities are air quality, water quality and hazardous waste management. Pursuant to these laws and regulations emission sources at the Company's facilities are regulated by a combination of permit limitations and emission standards of statewide application, and the Company believes that it is in substantial compliance with its permit limitations and applicable laws and regulations.

         The Company's steel mill generates, in the same manner as other similar steel mills in the industry, electric arc furnace ("EAF") dust that contains lead, chromium and cadmium. The EPA has listed this EAF dust, which is collected in baghouses, as a hazardous waste. The Company has contracts with reclamation facilities in the United States and Mexico pursuant to which such facilities receive the EAF dust generated by the Company and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, the Company is continually investigating alternative reclamation technologies and has implemented processes for diminishing the amount of EAF dust generated.

         In March 1991, the EPA issued an Administrative Order for Removal Action requiring the Company, along with several other companies, to undertake final removal activities (the "Final Activities") at a site to which it had shipped EAF dust. The Company had participated earlier in preliminary remedial activities at the site under an Administrative Order on Consent entered into in January 1986 among the EPA, Chaparral and the other companies. Chaparral's share of the costs associated with the Final Activities did not have a material adverse effect on its competitive position, operations or financial condition.

         The Company intends to comply with all legal requirements regarding the environment but since many of them are not fixed, presently determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company's operations, future net income or financial condition.

EMPLOYEES

         At May 31, 1994, the Company had 943 employees.


ITEM       2.    PROPERTIES

         The Company's original steel mill facility in Midlothian, Texas, was completed in 1975. In 1982, a major expansion of the steel mill, added an additional electric arc furnace and rolling mill. In 1992, a large beam mill was commissioned that results in excess rolling capacity over the production capacity of the melting operation. The Company's real property, plant and equipment are subject to liens securing its long-term debt.


ITEM       3.    LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising in the ordinary course of business operations. No material litigation is pending against or currently affects the Company.

         The Company maintains insurance with financially sound insurance companies against certain risks, which insurance the Company believes to be adequate in relation to the Company's business. The Company also maintains a hazardous waste liability policy against certain third party claims.


ITEM       4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



                                    PART II


ITEM       5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

         Common stock market prices, dividends and certain other items as shown in the "Quarterly Stock Prices and Dividends" information located on page 15 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1994, are incorporated herein by reference. The restriction on the payment of dividends described in Note E to the Consolidated Financial Statements entitled "Long-Term Debt" on page 12 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1994, is incorporated herein by reference.


ITEM       6.    SELECTED FINANCIAL DATA

         The "Selected Financial Data" on page five of the Registrant's Annual Report to Stockholders for the year ended May 31, 1994, is incorporated herein by reference.

ITEM       7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages three and four of the Registrant's Annual Report to Stockholders for the year ended May 31, 1994, are incorporated herein by reference.


ITEM       8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and Supplementary Data of the Registrant and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended May 31, 1994, are incorporated herein by reference:

         Consolidated Balance Sheets - May 31, 1994 and 1993
         Consolidated Statements of Income - Years ended May 31, 1994,
             1993 and 1992
         Consolidated Statements of Cash Flows - Years ended May 31, 1994,
             1993 and 1992
         Consolidated Statements of Stockholders' Equity - Years ended
             May 31, 1994, 1993 and 1992
         Notes to Consolidated Financial Statements - May 31, 1994 Quarterly Financial Information


ITEM       9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM      10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to "Election of Directors" on page two of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1994. Information on the directors and executive officers of the Registrant is presented below:


                                                               POSITIONS WITH REGISTRANT, OTHER
                                                               --------------------------------
            NAME                AGE                            EMPLOYMENT DURING LAST FIVE YEARS
            ----                ---                            ---------------------------------
Robert D. Rogers........        58        Chairman of the Board of the Company; President, Chief Executive Officer and
                                          Director of TXI; Director of Consolidated Freightways, Inc. (2)(3)

Gordon E. Forward.......        58        President, Chief Executive Officer and Director; 1988 to 1991, Cement/ Concrete
                                          Division President of TXI; Director of TXI (2)

Kenneth R. Allen........        37        1990 to present, Director of Investor Relations of Chaparral Steel and TXI;
                                          1991 to present, Treasurer of TXI; 1988 to 1990, Corporate Financial Manager of
                                          TXI

Dennis E. Beach.........        55        Vice President - Administration

Larry L. Clark..........        50        October 1993 to present, Vice President - Controller and Assistant Treasurer;
                                          1976 to September 1993, Controller and Assistant Treasurer

David A. Fournie........        46        1992 to present, Vice President of Operations; 1990 to 1991, General Manager -
                                          Medium Section Mill; 1987 to 1989, Superintendent-Medium Section Mill

Richard M. Fowler.......        51        1990 to present, Senior Vice President - Finance; 1986 to 1990, Vice President
                                          - Finance; Vice President - Finance of TXI

Richard T. Jaffre.......        51        Vice President - Raw Materials

Robert C. Moore.........        60        1990 to present, Vice President - General Counsel and Secretary; 1985 to 1990,
                                          Secretary; Vice President - General Counsel and Secretary of TXI

Libor F. Rostik.........        60        1992 to present, Senior Vice President - Engineering; 1985 to 1991, Vice
                                          President - Engineering

Jeffry A. Werner........         51        Senior Vice President - Commercial

Peter H. Wright.........         52        1991 to present, Vice President Quality Control and SBQ Sales; 1986 to  1991,
                                           Vice President - Quality Control

Robert Alpert...........         62        1989 to present, Director; Director of TXI and Consolidated Freightways, Inc.;
                                           Chairman of the Board of Alpert Investment Corporation (3)

John M. Belk............         74        Director; Chairman of the Board of Belk Stores Services, Inc.; Director of
                                           Lowe's Companies, Inc. and Coca-Cola Bottling Co. Consolidated (3)

Gerald R. Heffernan.....         75        Director; 1990 to present, President - G. R. Heffernan & Associates, Ltd.; 1987
                                           to 1990, Chairman of the Board of Co-Steel Inc.; Director of TXI (1) (2)

Gerhard Liener..........         62        Director; Chief Financial Officer of Daimler-Benz AG; Director of Consolidated
                                           Freightways, Inc. (1)

Eugenio Clariond Reyes..         51        October 1993 to present, Director; Director General and Chief Executive
                                           Officer, Grupo IMSA. S. A.; President, Mexico - U.S. Chamber of Commerce;
                                           Director, Instituto Tecnologico y de Estudias Superiores de Monterrey, A.C.(1)



(1)      Member of the Audit Committee.

(2)      Member of the Executive Committee.

(3)      Member of the Compensation Committee.


         Directors who are not employees of the Company currently receive $15,000 per year plus $1,000 for each day that a Board and/or a Committee Meeting is attended. All references to years in the above biographies are references to calendar years.

ITEM      11.    EXECUTIVE COMPENSATION

         The "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" on pages five through eight of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1994, is incorporated herein by reference.


ITEM      12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The "Security Ownership of Certain Beneficial Owners" on page two and the "Security Ownership of Management" on page four of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1994, is incorporated herein by reference.


ITEM      13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No reportable transactions occurred between the Company and any director, nominee for director, officer or any affiliate of, or person related to, any of the foregoing since the beginning of the Company's last fiscal year (June 1, 1993).

                                    PART IV


ITEM      14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a)(3) Listing of Exhibits

           3. Articles of Incorporation. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)

           4. Instruments defining rights of security holders. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)

          10. Material contracts. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)

          11.    Statement re: computation of per share earnings.

          13. Annual report to security holders--Registrant's annual report to security holders for its last fiscal year, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing. Since the financial statements in the report have been incorporated by reference in this filing, the accountant's certificate is manually signed in the signed copy of this filing.

          21.    Subsidiaries of the Registrant.

          23.    Consents of experts and counsel.

          24. Power of Attorney for certain members of the Board of Directors.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended May
                        31, 1994.

         (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 25th day of August, 1994.



                                        CHAPARRAL STEEL COMPANY




                                        By:  /s/GORDON E. FORWARD
                                             (Gordon E. Forward)
                                             President, Chief
                                             Executive Officer
                                             and Director

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signatures                             Title                              Date
              ----------                             -----                              ----
       /s/ROBERT D. ROGERS*                Chairman of the Board                 August 25, 1994
       --------------------
       (Robert D. Rogers)



       /s/GORDON E. FORWARD                        President,                    August 25, 1994
       --------------------               Chief Executive Officer
       (Gordon E. Forward)                      and Director



        /s/RICHARD M. FOWLER               Senior Vice President -               August 25, 1994
        --------------------                       Finance
        (Richard M. Fowler)                 Chief Financial and
                                             Accounting Officer



                                                   Director                      August 25, 1994
       ---------------
       (Robert Alpert)



       /s/JOHN M. BELK*                            Director                      August 25, 1994
       ----------------
       (John M. Belk)

       /s/GERALD R. HEFFERNAN*                     Director                      August 25, 1994
       -----------------------
       (Gerald R. Heffernan)



       /s/GERHARD LIENER*                          Director                      August 25, 1994
       ------------------
       (Gerhard Liener)



       /s/EUGENIO CLARIOND REYES*                  Director                      August 25, 1994
       --------------------------
       (Eugenio Clariond Reyes)



*By    /s/RICHARD M. FOWLER
       (Richard M. Fowler)
       Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14 (A)(1) AND (2), (C) AND (D)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                            YEAR ENDED MAY 31, 1994

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                               MIDLOTHIAN, TEXAS

                                   FORM 10-K

                     ITEM 14 (a)(1) and (2) and ITEM 14(d)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES



        The following consolidated financial statements of Chaparral Steel Company included in the annual report of the Company to its stockholders for the year ended May 31, 1994, are incorporated by reference in Item 8:


CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

        Consolidated Balance Sheets - May 31, 1994 and 1993
        Consolidated Statements of Income - Years ended May 31, 1994, 1993 and
                1992
        Consolidated Statements of Cash Flows - Years ended May 31, 1994, 1993 and 1992
        Consolidated Statements of Stockholders' Equity - Years ended May 31,
                1994, 1993 and 1992
        Notes to Consolidated Financial Statements - May 31, 1994



        The following consolidated financial statement schedules for the years ended May 31, 1994, 1993 and 1992 are submitted herewith:


        Schedule V                - Property, plant and equipment
        Schedule VI               - Accumulated depreciation, depletion and
                                      amortization of property, plant and
                                      equipment
        Schedule VIII             - Valuation and qualifying accounts
        Schedule IX               - Short-term borrowings
        Schedule X                - Supplementary income statement information

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and therefore, have been omitted.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended May 31, 1994, 1993 and 1992

                               (In thousands)

          Col. A                        Col. B            Col. C          Col. D         Col. E          Col. F
          ------                        ------            ------          ------         ------          ------

                                                                                          Other
                                                                                        Changes--
                                         Balance at                                        Add          Balance at
                                        Beginning of      Additions                    (Deduct)--         End of
    Classification                         Period          at Cost    Retirements       Describe          Period
    --------------                      ------------     ----------     -------         --------       -----------
Year ended May 31, 1994:
   Buildings and improvements..           $ 46,634        $   583       $     -                          $ 47,217
   Machinery and equipment.....            430,614          7,222        (3,795)                          434,041
   Land........................              1,288              -             -                             1,288
                                          --------        -------       -------                          --------
                                          $478,536        $ 7,805       $(3,795)                         $482,546
                                          ========        =======       =======                          ========


Year ended May 31, 1993:
   Buildings and improvements..           $ 46,546        $    88       $     -                          $ 46,634
   Machinery and equipment.....            423,362          7,336           (84)                          430,614
   Land........................              1,288              -             -                             1,288
                                          --------        -------       -------                          --------
                                          $471,196        $ 7,424       $   (84)                         $478,536
                                          ========        =======       =======                          ========

Year ended May 31, 1992:
   Buildings and improvements..           $ 46,149        $   397       $     -                          $ 46,546
   Machinery and equipment.....            411,283         12,219          (140)                          423,362
   Land........................              1,288              -             -                             1,288
                                          --------        -------       -------                          --------
                                          $458,720        $12,616       $  (140)                         $471,196
                                          ========        =======       =======                          ========

                         CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                            OF PROPERTY, PLANT AND EQUIPMENT

                    For the Years Ended May 31, 1994, 1993 and 1992

                                     (In thousands)

          Col. A                            Col. B            Col. C          Col. D         Col. E          Col. F
          ------                            ------            ------          ------         ------          ------
                                                               (2)                             (1)
                                                                                              Other
                                                                                            Changes--
                                           Balance at                                         Add         Balance at
                                          Beginning of      Additions                       (Deduct)--      End of
    Classification                           Period          at Cost       Retirements       Describe       Period
    --------------                        ------------     -----------      ---------       ----------    -----------
Year ended May 31, 1994:
   Buildings and improvements..           $     17,304     $     2,327      $       -       $        -    $    19,631
   Machinery and equipment.....                205,670          26,095         (3,736)               -        228,029
                                          ------------     -----------      ---------       ----------    -----------
                                          $    222,974     $    28,422      $  (3,736)      $        -    $   247,660
                                          ============     ===========      =========       ==========    ===========


Year ended May 31, 1993:
   Buildings and improvements..           $     15,345     $     1,959      $       -       $        -    $    17,304
   Machinery and equipment.....                179,234          26,520            (84)               -        205,670
                                          ------------     -----------      ---------       ----------    -----------
                                          $    194,579     $    28,479      $     (84)      $        -    $   222,974
                                          ============     ===========      =========       ==========    ===========


Year ended May 31, 1992:
   Buildings and improvements..           $     13,073     $     2,164      $       -       $      108    $    15,345
   Machinery and equipment.....                153,318          23,991           (121)           2,046        179,234
                                          ------------     -----------      ---------       ----------    -----------
                                          $    166,391     $    26,155      $    (121)      $    2,154    $   194,579
                                          ============     ===========      =========       ==========    ===========



(1)      Charges capitalized for the large beam mill.

(2) The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:

         Buildings and improvements              2% to  5%
         Machinery and equipment                 5% to 20%

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended May 31, 1994, 1993 and 1992

                                (In thousands)

              Col. A                                   Col. B              Col. C            Col. D          Col. E
              ------                                   ------              ------            ------          ------

                                                                          Additions
                                                      Balance at          Charged to                        Balance at
                                                      Beginning           Costs and                           End of
          Description                                 of Period            Expenses         Deductions        Period
          -----------                                -----------         -----------        ----------       --------
1994:
   Allowance for doubtful accounts........                $3,425            $   800            $   377(1)       $3,848

1993:
   Allowance for doubtful accounts........                $3,425            $   150            $   150(1)       $3,425

1992:
   Allowance for doubtful accounts........                $3,735            $   450            $   760(1)       $3,425





(1)    Uncollectible receivables written off.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                For the Years Ended May 31, 1994, 1993 and 1992

                            (Dollars in thousands)

          Col. A                    Col. B           Col. C           Col. D              Col. E           Col. F
          ------                    ------           ------           ------              ------           ------

                                                                                           Average         Weighted
                                                                      Maximum              Amount          Average
                                                     Weighted          Amount           Outstanding      Interest Rate
                                    Balance at       Average         Outstanding           During           During
                                     End of          Interest          During            the Period       the Period
    Classification                   Period            Rate          the Period             (1)               (2)
    --------------                 -----------      ----------       -----------          --------       -------------
Borrowings from banks:

   Year ended May 31, 1994            $ 15,000           4.34%           $20,000            $7,250             4.36%

   Year ended May 31, 1993            $     -            6.21%           $ 4,000            $   - (3)             - (3)

   Year ended May 31, 1992            $     -            6.51%           $13,000            $4,500             7.12%


(1)    Computed on total of each month's ending balance divided by twelve.

(2) Computed by dividing interest expense for the period by the Average Amount Outstanding During the Period.

(3) The Company had no borrowings outstanding at the month-ends during fiscal 1993.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended May 31, 1994, 1993 and 1992

                                (In thousands)

              Col. A                                                       Col. B
              ------                                                       ------

                                                                           Charge to
                Item                                                  Costs and Expenses
                ----                                                  ------------------
                                                                 1994         1993         1992
                                                                 ----         ----         ----
Maintenance and repairs...........................            $52,215       $55,130       $53,930
                                                              =======       =======       =======
                                                                              (1)          (1)

Depreciation and amortization of intangible
    assets, preoperating costs and
                similar deferrals.................            $ 5,334       $ 5,334       $ 3,322
                                                              =======       =======       =======

Taxes, other than payroll and income taxes:
    Real estate...................................            $ 5,164       $ 5,067       $ 3,889
    Other.........................................                279           357           511




Royalties and advertising costs did not exceed 1% of total revenues and therefore are not presented.


(1) Certain items in prior year amounts were reclassified to conform to current year presentation

                              INDEX TO EXHIBITS



EXHIBIT                          DESCRIPTION
- - -------                          -----------
   3. Articles of Incorporation. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)
   4. Instruments defining rights of security holders. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)
  10. Material contracts. (incorporated by reference from Chaparral Steel Company's Form S-1 Registration No. 33-22103 as filed June 29, 1988)
  11.    Statement re: computation of per share earnings.
  13. Annual report to security holders--Registrant's annual report to security holders for its last fiscal year, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing. Since the financial statements in the report have been incorporated by reference in this filing, the accountant's certificate is manually signed in the signed copy of this filing.
  21.    Subsidiaries of the Registrant.
  23.    Consents of experts and counsel.
  24. Power of Attorney for certain members of the Board of Directors.