Form 10-Q
period 1994-08-31
CHAPARRAL STEEL CO
filed 1994-10-12
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED AUGUST 31, 1994

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
                                                 ---         ---
29,679,900 Shares of Common Stock, Par Value $.10 Outstanding at October 7,
1994.




                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                                        Page
- - -----------------------------                                                        ----
Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets--August 31,
               1994 and May 31, 1994                                                   3

           Condensed consolidated statements of income--three
               months ended August 31, 1994 and 1993                                   4

           Condensed consolidated statements of cash flows
               --three months ended August 31, 1994 and 1993                           5

           Notes to condensed consolidated financial statements
               --August 31, 1994                                                       6

           Independent accountants' review report                                      8

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                            11
- - ----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                        (Unaudited)
                                                                         August 31,          May 31,
                                                                           1994               1994
                                                                        -----------        ----------
                                                                                (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $   7,812          $   3,203
     Trade accounts receivable, net of allowance
        of $4 million and $3.8 million, respectively                       48,019             41,734
     Inventories                                                          100,141            117,583
     Prepaid expenses                                                      14,935              8,914
                                                                        ---------          ---------
                 TOTAL CURRENT ASSETS                                     170,907            171,434


PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            47,544             47,217
     Machinery and equipment                                              437,602            434,041
     Land                                                                   1,288              1,288
                                                                        ---------          ---------
                                                                          486,434            482,546
         Less allowance for depreciation                                 (254,735)          (247,660)
                                                                        ---------          ---------
                                                                          231,699            234,886
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $18.3 million
        and $16.9 million, respectively                                    80,651             81,987
                                                                        ---------          ---------
                                                                        $ 483,257          $ 488,307
                                                                        =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                      $  10,000          $  15,000
     Trade accounts payable                                                28,338             28,667
     Accrued interest payable                                               3,429              2,435
     Other accrued expenses                                                14,142             12,124
     Current portion of long-term debt                                     16,720             17,983
                                                                        ---------          ---------
                 TOTAL CURRENT LIABILITIES                                 72,629             76,209

LONG-TERM DEBT                                                             94,609             96,219


DEFERRED INCOME TAXES
    AND OTHER CREDITS                                                      50,127             50,256


STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, 29,679,900
        shares outstanding                                                  2,994              2,994
     Paid-in capital                                                      188,037            188,037
     Retained earnings                                                     77,365             77,096
     Cost of common stock in treasury                                      (2,504)            (2,504)
                                                                        ---------          ---------
                                                                          265,892            265,623
                                                                        ---------          ---------
                                                                        $ 483,257          $ 488,307
                                                                        =========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                         Three months ended
                                                                             August 31,
                                                                      1994               1993
                                                                      ----               ----
                                                                   (In thousands except per share)
Net sales                                                           $  124,382        $  101,896

Costs and expenses:
      Cost of sales                                                    105,919            85,347
      Selling, general and administrative                                3,935             4,579
      Depreciation and amortization                                      8,408             8,406
      Interest                                                           3,280             3,408
      Other income                                                        (129)             (789)
                                                                    ----------         ---------


         INCOME BEFORE INCOME TAXES                                      2,969               945

Provision for income taxes:
       Current period provision                                          1,216               376
       Change in statutory federal tax rate                                  -             1,443
                                                                    ----------        ----------
                                                                         1,216             1,819

         NET INCOME  (LOSS)                                         $    1,753        $     (874)
                                                                    ==========        ==========



Per common share:

        NET INCOME  (LOSS)                                          $      .06        $     (.03)
                                                                    ==========        ==========

        CASH DIVIDENDS                                              $      .05        $      .05
                                                                    ==========        ==========

Average shares outstanding - Note B                                     29,712            29,679
                                                                    ==========        ==========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                               Three months ended
                                                                                   August 31,
                                                                             1994             1993
                                                                             ----             ----
                                                                                  (In thousands)
OPERATING ACTIVITIES
     Net income (loss)                                                  $   1,753          $    (874)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
              Depreciation and amortization                                 8,408              8,406
              Deferred income taxes                                           (24)             1,474
              Other deferred credits                                         (105)              (350)

     Changes in operating assets and liabilities:
              Trade accounts receivable, net                               (6,285)            (4,108)
              Inventories                                                  17,442              5,538
              Prepaid expenses                                             (6,021)            (5,558)
              Trade accounts payable                                         (329)            (1,943)
              Accrued interest payable                                        994                546
              Other accrued expenses                                        2,018               (753)
                                                                        ---------
                          Net cash provided by operating activities        17,851              2,378

INVESTING ACTIVITIES
     Capital expenditures                                                  (3,887)            (2,697)
     Other                                                                      2               (402)
                                                                        ---------          ---------
                          Net cash used in investing activities            (3,885)            (3,099)

FINANCING ACTIVITIES
     Short-term borrowings                                                    -                5,000
     Repayments on short-term debt                                         (5,000)               -
     Long-term borrowings                                                     -                  196
     Repayments on long-term debt                                          (2,873)            (4,285)
     Dividends paid                                                        (1,484)            (1,484)
                                                                        ---------          ---------
                          Net cash used in financing activities            (9,357)              (573)
                                                                        ---------

Increase (decrease) in cash and cash equivalents                            4,609             (1,294)
Cash and cash equivalents at beginning of period                            3,203              3,763
                                                                        ---------          ---------

Cash and cash equivalents at end of period                              $   7,812          $   2,469
                                                                        =========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

August 31, 1994



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.


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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.6 million in the three months ended August 31, 1994 and 1993, respectively. The amount of goodwill, net of accumulated amortization included in other assets was $72.4 million and $73 million at August 31, 1994 and May 31, 1994, respectively.

Net income (loss) per common share is calculated based upon a weighted average of 29,712,000 and 29,679,000 shares outstanding at August 31, 1994 and 1993, respectively.

NOTE C - Inventories

         Inventories consist of the following:

                                                                        August 31,        May 31,
                                                                          1994             1994
                                                                          ----             ----
                                                                              (In thousands)

            Finished goods                                               $ 58,499         $ 72,946
            Work in process                                                 9,658           14,477
            Raw materials:
                   Scrap                                                   12,087           10,407
                   Crushed cars                                                19            -
            Rolls                                                          15,990           15,602
            Supplies                                                       14,615           14,878
            LIFO adjustment                                               (10,727)         (10,727)
                                                                         --------         --------
                                                                         $100,141         $117,583
                                                                         ========         ========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.


NOTE D - Income Tax Provision

The provision for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 that contained a provision raising the top effective rate for corporations to 35%. This rate increase, when applied to the Company's temporary differences, resulted in a charge of $1.4 million which is included in the income tax provision for the three months ended August 31, 1993. Goodwill amortization also contributed to the difference between provision amounts and amounts computed by applying the statutory federal income tax rates.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Amortization of $.8 million was recorded in the first quarter of fiscal 1995 and 1994, respectively, based on a five year period.

NOTE F - Severance Pay

In an effort to stay competitive and reduce costs, the Company decreased its number of employees in the first quarter of fiscal 1994. As a result, a non-recurring charge of $1.5 million for severance pay is included in selling, general and administrative.

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 1994, and the related condensed consolidated statements of income and cash flows for the three month periods ended August 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated July 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                               Ernst & Young LLP
Dallas, Texas
September 16, 1994

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter ended August 31, 1994 to the quarter ended August 31, 1993

RESULTS OF OPERATIONS

An increase in average selling price of 5% coupled with an increase in shipments of 51,000 tons resulted in a $22.5 million increase in net sales in the three month period ended August 31, 1994 compared to the same quarter in the prior year. Shipments of 365,000 tons during the August 1994 quarter were the highest quarterly total in four years. It is anticipated that the strong demand for SBQ rounds and rebar will continue in the near-term. The market for structural products has improved slightly, but has not exhibited any encouraging long-term strength. The 5% improvement in average selling price reflects the general price increases put in place to offset the escalation in scrap costs in the prior year.

Cost of sales increased $20.6 million to $105.9 million for the three month period ended August 31, 1994 compared to the same period in the prior year.
The increase was caused by the 16% increase in shipments and an $18 increase in cost of sales per ton. Scrap prices stabilized during the summer of 1994, but were up 10% from the prior year quarter. Melt shop variable and conversion per ton costs increased slightly while combined rolling mill conversion costs were unchanged from the prior year quarter.

Selling, general and administrative expense decreased $.6 million from the prior year quarter principally due to a one time $1.5 million charge for severance pay in the August 1993 quarter. The provisions for employee incentives increased $.4 million from the prior year due to increased profits. Other areas of administrative expense were slightly higher.

Interest expense decreased slightly in the three month period ended August 31, 1994 compared to the same period in the prior year. Interest expense in the current period was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. In August 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law and contained a provision raising the top effective rate for corporations to 35%. This rate increase, when applied to the Company's temporary differences, resulted in a charge of $1.4 million which was included in the income tax provision in the August 1993 quarter. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The positive movement in net income (loss) of $2.6 million was due principally to the increase in shipments and average selling price. The aforementioned $1.5 million adjustment for severance pay and the additional $1.4 million income tax provision in the prior year quarter, also contributed to the improvement in net income (loss).

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $3.1 million to $98.3 million at August 31, 1994 from the previous fiscal year-end. Accounts receivable increased $6.3 million as August 1994 sales were improved over May 1994 levels. Inventories decreased $17.4 million as the Company's planned reduction resulted in finished goods inventory decreasing by 20%. Prepaid expenses increased $6 million from May 31, 1994 as a result of summer shutdown spending that will be amortized over the remainder of the fiscal year. During the first quarter of fiscal 1995, the Company reduced the outstanding amount of its short-term credit facilities by $5 million to a level of $10 million at August 31, 1994. The other components of current liabilities were virtually unchanged from the previous fiscal year-end. Cash provided by operations in the first quarter of fiscal 1995 increased by $15.5 million primarily due to the increase in net income (loss) of $2.6 million and the change in net cash provided by inventory of $11.9 million. As a result, cash and cash equivalents increased $4.6 million after the Company acquired $3.9 million of capital additions, repaid $2.9 million of long-term debt and paid cash dividends of $1.5 million.

Capital expenditures for the quarter ended August 31, 1994 totaled $3.9 million and are estimated to be approximately $17 million in fiscal 1995; which represents normal replacement and technological upgrades of existing equipment. The Company currently does not plan any major capital expenditures requiring significant capital resources within the next two years.

The Company's capitalization of $360.5 million at August 31, 1994, consisted of $94.6 million of long-term debt and $265.9 million of stockholders' equity.
The current portion of long-term debt totaled $16.7 million at August 31, 1994. The Company's average interest rate on long-term debt is 11%. The Company's total debt service is expected to be $28.6 million during the next twelve months.

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

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1995 if not renewed by the banks or the Company. The Company had maximum borrowings of $15 million at any one time under these arrangements during the first quarter of fiscal 1995. At August 31, 1994, the Company had $10 million of outstanding borrowings under these facilities. The Company anticipates that it will repay the outstanding amount of the short-term credit facility during the November 1994 quarter. The Company believes that it will be able to renew these credit facilities or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1995 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1995. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

Based on the current outlook for steel consumption levels and its impact on prices, in fiscal 1995, the Company expects its average selling price and cost per ton levels to remain virtually unchanged from fiscal 1994. Significant changes in average selling price without a corresponding change in the scrap raw material costs could have a substantial effect on the Company's operating results and liquidity.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

            (11) Statement re:  Computation of earnings per share

            (15) Letter re:  Unaudited interim financial information

         The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1994


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAPARRAL STEEL COMPANY




October 7, 1994                         /s/ Richard M. Fowler
                                        Richard M. Fowler
                                        Senior Vice-President &
                                        Chief Financial Officer


October 7, 1994                         /s/ Larry L. Clark
                                        Larry L. Clark
                                        Vice President - Controller

                                EXHIBIT INDEX


EXHIBIT 11 -- Statement re: Computation of earnings per share

EXHIBIT 15 -- Letter re: Unaudited interim financial information

EXHIBIT 27 -- Financial Data Schedule