Form 10-Q
period 1994-11-30
CHAPARRAL STEEL CO
filed 1995-01-12
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 1994

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
                                             ---    ----

29,679,900 Shares of Common Stock, Par Value $.10 Outstanding at January 9,
1995.

                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--November 30,
          1994 and May 31, 1994                                            3

        Condensed consolidated statements of income--three and six
          months ended November 30, 1994 and 1993                          4

        Condensed consolidated statements of cash flows
          --six months ended November 30, 1994 and 1993                    5

        Notes to condensed consolidated financial statements
          --November 30, 1994                                              6

        Independent accountants' review report                             8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 6. Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                11

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                               (Unaudited)
                                                               November 30,         May 31,
                                                                  1994               1994
                                                               ------------        ----------
                                                                       (In thousands)
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $ 11,893            $  3,203
  Trade accounts receivable, net of allowance
    of $3.1 million and $3.8 million, respectively                 43,552              41,734
  Inventories                                                     102,631             117,583
  Prepaid expenses                                                 11,537               8,914
                                                                 --------            --------
          TOTAL CURRENT ASSETS                                    169,613             171,434

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                       47,974              47,217
  Machinery and equipment                                         439,611             434,041
  Land                                                              1,288               1,288
                                                                 --------            --------
                                                                  488,873             482,546
    Less allowance for depreciation                              (261,811)           (247,660)
                                                                 --------            --------
                                                                  227,062             234,886
OTHER ASSETS
  Goodwill, commissioning costs and other assets,
    net of accumulated amortization of $19.6 million
    and $16.9 million, respectively                                78,948              81,987
                                                                 --------            --------
                                                                 $475,623            $488,307
                                                                 ========            ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                  $      -            $ 15,000
  Trade accounts payable                                           29,020              28,667
  Accrued interest payable                                          2,394               2,435
  Other accrued expenses                                           12,442              12,124
  Current portion of long-term debt                                16,717              17,983
                                                                 --------            --------
          TOTAL CURRENT LIABILITIES                                60,573              76,209

LONG-TERM DEBT                                                     94,633              96,219

DEFERRED INCOME TAXES
  AND OTHER CREDITS                                                51,040              50,256

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 29,679,900
    shares outstanding                                              2,994               2,994
  Paid-in capital                                                 188,037             188,037
  Retained earnings                                                80,850              77,096
  Cost of common stock in treasury                                 (2,504)             (2,504)
                                                                 --------            --------
                                                                  269,377             265,623
                                                                 --------            --------
                                                                 $475,623            $488,307
                                                                 ========            ========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                   Three months ended            Six months ended
                                                      November 30,                  November 30,
                                                  1994           1993           1994           1993
                                                --------       --------       --------       --------
                                                        (In thousands except per share)
Net sales                                       $126,273       $117,325       $250,655       $219,121

Costs and expenses:
  Cost of sales                                  103,073         94,854        208,992        l80,20l
  Selling, general and administrative              4,673          3,795          8,608          8,374
  Depreciation and amortization                    8,410          8,410         16,818         16,816
  Interest                                         3,134          3,379          6,414          6,787
  Other income                                      (888)          (575)        (1,017)        (1,364)
                                                --------       --------       --------       --------
                                                 118,402        109,863        239,815        210,814
                                                --------       --------       --------       --------

    INCOME BEFORE INCOME TAXES                     7,871          7,362         10,840          8,307

Provision for income taxes:
  Current period provision                         2,902          2,939          4,118          3,315
  Change in statutory federal tax rate                 -              -              -          1,443
                                                --------       --------       --------       --------
                                                   2,902          2,939          4,118          4,758

    NET INCOME                                  $  4,969       $  4,423       $  6,722       $  3,549
                                                ========       ========       ========       ========

Per common share:
  NET INCOME                                    $    .17       $    .15       $    .23       $    .12
                                                ========       ========       ========       ========
  CASH DIVIDENDS                                $    .05       $    .05       $    .10       $    .10
                                                ========       ========       ========       ========
Average shares outstanding - Note B               29,711         29,709         29,712         29,712
                                                ========       ========       ========       ========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                         Six months ended
                                                                            November 30,
                                                                      1994              1993
                                                                    --------           -------
                                                                          (In thousands)
OPERATING ACTIVITIES
    Net income                                                    $   6,722         $   3,549
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                16,818            16,816
        Deferred income taxes                                           937             1,894
        Other deferred credits                                         (153)             (612)

    Changes in operating assets and liabilities:
        Trade accounts receivable, net                               (1,458)           (7,796)
        Inventories                                                  14,952            (3,145)
        Prepaid expenses                                             (2,623)           (2,914)
        Trade accounts payable                                          353               752
        Accrued interest payable                                        (41)             (225)
        Other accrued expenses                                          318               259
                                                                   --------           -------
                Net cash provided by operating activities            35,825             8,578

INVESTING ACTIVITIES
    Capital expenditures                                             (6,327)           (3,491)
    Other                                                                12                41
                                                                   --------           -------
               Net cash used in investing activities                 (6,315)           (3,450)

FINANCING ACTIVITIES
    Short-term borrowings                                                 -             5,000
    Repayments on short-term debt                                   (15,000)           (5,000)
    Long-term borrowings                                                 63               260
    Repayments on long-term debt                                     (2,915)           (4,338)
    Dividends paid                                                   (2,968)           (2,968)
                                                                   --------           -------
               Net cash used in financing activities                (20,820)           (7,046)
                                                                   --------           -------
Increase (decrease) in cash and cash equivalents                      8,690            (1,918)
Cash and cash equivalents at beginning of period                      3,203             3,763
                                                                   --------           -------
Cash and cash equivalents at end of period                         $ 11,893           $ 1,845
                                                                   ========           =======

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

November 30, 1994

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $1.2 million in the six
months ended November 30, 1994 and 1993, respectively.    The amount of
goodwill, net of accumulated amortization included in other assets was $71.8 million, $73 million and $75.3 million at November 30, 1994, May 31, 1994 and May 31, 1993, respectively.

Net income per common share is calculated based upon a weighted average of shares outstanding (including common stock equivalents that are not antidilutive).

NOTE C - Inventories

Inventories consist of the following:

                                                           November 30,    May 31,
                                                               1994         1994
                                                               ----         ----
                                                                (In thousands)
Finished goods                                              $ 62,364       $ 72,946
Work in process                                                8,546         14,477
Raw materials:
    Scrap                                                     10,859         10,407
    Crushed cars                                                  38           --
Rolls                                                         16,357         15,602
Supplies                                                      14,661         14,878
LIFO adjustment                                              (10,194)      (10, 727)
                                                            --------       --------
                                                            $102,631       $117,583
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

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Amortization of $1.5 million was recorded in the first six months of fiscal 1995 and 1994, respectively, based on a five year period.

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

                                   EXHIBIT A

                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six month periods ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                        Ernst and Young LLP

Dallas, Texas
December 16, 1994

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter and six months ended November 30, 1994 to the quarter and six months ended November 30, 1993.

RESULTS OF OPERATIONS

An increase in average selling price of $11 and an increase in shipments of 15,000 tons resulted in a $9 million increase in net sales in the three month period ended November 30, 1994 compared to the same quarter in fiscal 1994. The market for the Company's Special Bar Quality products remained strong as the average selling price for those products improved $20 from the prior year quarter. Net sales increased $31.5 million in the six month period ended November 30, 1994 due to a $14 increase in average selling price and an increase in shipments of 66,000 tons. The improved demand exhibited in the first quarter of 1995 continued in the current period as the Company announced price increases on most structural products effective in the third quarter of fiscal 1995. Demand from service centers, fabricators and the mobile home industry for structural mill products appears to have established a positive trend. However, continued growth in construction volume is dependent on the health of the economy and changes in interest rates.

Cost of sales increased $8.2 million to $103.1 million for the three month period ended November 30, 1994 compared to the same period in the prior year. The increase was predominately caused by the increase in shipments of 15,000 tons and a $9 increase in cost of sales per ton which resulted from higher scrap prices. Scrap prices are expected to follow their seasonal pattern upward this winter before moderating in the spring. Combined rolling conversion costs increased slightly from the prior year quarter. Cost of sales for the six month period increased $28.8 million due to the increase in shipments of 66,000 tons and a $6 increase in scrap prices. Combined rolling conversion costs were virtually unchanged from the previous year periods. Higher additives costs were incurred in the current year periods as the Company produced more Special Bar Quality products.

Selling, general and administrative expense increased $.9 million and $.2 million in the three and six month periods ended November 30, 1994 compared to the prior year periods primarily due to increases in employee incentive programs which are based on profitability. A $1.6 million charge for severance pay is included in selling, general and administrative expense in the six month period ended November 30, 1993.

Interest expense decreased $.2 million and $.4 million in the three and six month periods ended November 30, 1994 compared to the same periods in the prior year. Interest expense in the current period was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. The rate was affected by legislation passed in August 1993, which when applied to the Company's temporary differences, resulted in an increase of $1.4 million in the amount of deferred tax expense recorded in the August 1993 quarter. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The increase in net income in the current periods was due to higher average selling prices, increased volume and a shift in product mix to higher margin products. Over the near term, shipment levels are expected to continue to exceed those of last year at prices that continue to move upward. Higher scrap prices will somewhat offset increasing selling prices, but positive earnings comparisons to the prior year should result.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $13.8 million to $109 million at November 30, 1994 from the previous fiscal year-end. The increase in profitability provided additional working capital in the first six months of fiscal 1995. Inventories decreased $15 million as the Company's planned reduction resulted in finished goods inventory decreasing by 20%. The Company also repaid $15 million of short-term borrowings in fiscal 1995. The other components of working capital were virtually unchanged from the previous fiscal year-end. As a result, cash and cash equivalents increased $8.7 million after the Company bought $6.3 million of capital additions, repaid $2.9 million of long-term debt and paid cash dividends of $3 million. Cash provided by operations in the first six months of fiscal 1995 increased by $27.2 million primarily due to the increase in net cash provided by accounts receivable of $6.3 million and by inventory of $18.1 million.

Capital expenditures for the six months ended November 30, 1994 totaled $6.3 million and are estimated to be approximately $15 million in fiscal 1995 which represents normal replacement and upgrades of existing equipment. The Company currently does not plan any major capital expenditures requiring significant capital resources within the next two years.

The Company's capitalization of $364 million at November 30, 1994, consisted of $94.6 million of long-term debt and $269.4 million of stockholders' equity. The current portion of long-term debt totaled $16.7 million at November 30, 1994. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be $27.5 million during the next twelve months.

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

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1995. The Company expects to renew the short-term facilities with substantially the same terms and conditions. The Company had maximum borrowings of $15 million at any one time under these arrangements during the first six months of fiscal 1995. At November 30, 1994, the Company had no outstanding borrowings under these facilities. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1995 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1995. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

Based on the current outlook for steel consumption levels and its impact on prices, in fiscal 1995, the Company expects further increases in shipments and average selling price and cost per ton levels to increase slightly from fiscal 1994. Significant changes in average selling prices without a corresponding change in the scrap raw material costs could have a substantial effect on the Company's operating results and liquidity.

PART II. OTHER INFORMATION

     Item 4. Submission of Matter to a Vote of Security Holders

     At the Annual Meeting of the Stockholders held October 19, 1994, stockholders elected as Directors of the Company, Robert Alpert, John M. Belk, Gordon E. Forward, Eugenio Clariond Reyes, Robert D. Rogers, Gerald R. Heffernan and Gerhard Liener, to terms expiring in 1995. Votes cast to elect the Directors were as follows:

                                                          Shares withheld
                               Shares for                   and against
                               ----------                 ---------------
  Robert Alpert                29,425,296                     27,270
  John M. Belk                 29,384,346                     68,220
  Gordon E. Forward            29,423,989                     28,577
  Gerald R. Heffernan          29,380,146                     72,720
  Gerhard Liener               29,421,596                     30,970
  Eugenio Clariond Reyes       29,425,096                     27,470
  Robert D. Rogers             29,423,146                     29,420

The stockholders also approved an amendment to the Company's Stock Option Plan. Votes cast were 29,352,306 affirmative, 100,260 withheld and against.

     Item 6. Exhibits and Reports on Form 8-K.

     The following exhibits are included herein:

             (11) Statement re: Computation of earnings per share

             (15) Letter re: Unaudited interim financial information

     The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CHAPARRAL STEEL COMPANY



January 10, 1995                              Richard M. Fowler
                                              ___________________________
                                              Richard M. Fowler
                                              Senior Vice-President &
                                              Chief Financial Officer

January 10, 1995                              Larry L. Clark
                                              ___________________________
                                              Larry L. Clark
                                              Vice President - Controller

                              INDEX TO EXHIBITS


Exhibit                     Description
- -------                     -----------

  11                        Statement re: Computation of earnings per share

  15                        Letter re: Unaudited interim financial information

  27                        Financial Data Schedule