Form 10-Q
period 1995-02-28
CHAPARRAL STEEL CO
filed 1995-04-14
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED FEBRUARY 28, 1995

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

29,679,900 Shares of Common Stock, Par Value $.10 Outstanding at April 13,
1995.




                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                                        Page
- -----------------------------                                                        ----
Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets--February 28,
               1995 and May 31, 1994                                                  3

             Condensed consolidated statements of income--three and nine
               months ended February 28, 1995 and 1994                                4

              Condensed consolidated statements of cash flows
                --nine months ended February 28, 1995 and 1994                        5

              Notes to condensed consolidated financial statements
                --February 28, 1995                                                   6

              Independent accountants' review report                                  8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                           11
- ----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                      (Unaudited)
                                                                      February 28,         May 31,
                                                                          1995               1994
                                                                          ----               ----
                                                                               (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $    1,113          $   3,203
     Trade accounts receivable, net of allowance
        of $3.4 million and $3.8 million, respectively                     53,275             41,734
     Inventories                                                          105,362            117,583
     Prepaid expenses                                                       9,383              8,914
                                                                       ----------          ---------
                 TOTAL CURRENT ASSETS                                     169,133            171,434


PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            47,992             47,217
     Machinery and equipment                                              442,291            434,041
     Land                                                                   1,288              1,288
                                                                       ----------          ---------
                                                                          491,571            482,546
         Less allowance for depreciation                                 (268,168)          (247,660)
                                                                       ----------          ---------
                                                                          223,403            234,886
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $20.9 million
        and $16.9 million, respectively                                    77,886             81,987
                                                                       ----------          ---------
                                                                       $  470,422          $ 488,307
                                                                       ==========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                     $        -          $  15,000
     Trade accounts payable                                                31,747             28,667
     Accrued interest payable                                               3,257              2,435
     Other accrued expenses                                                 8,383             12,124
     Current portion of long-term debt                                     13,596             17,983
                                                                       ----------          ---------
                 TOTAL CURRENT LIABILITIES                                 56,983             76,209

LONG-TERM DEBT                                                             88,587             96,219

DEFERRED INCOME TAXES
    AND OTHER CREDITS                                                      51,889             50,256

STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, 29,679,900
        shares outstanding, respectively                                    2,994              2,994
     Paid-in capital                                                      188,037            188,037
     Retained earnings                                                     84,436             77,096
     Cost of common stock in treasury                                      (2,504)            (2,504)
                                                                       ----------          ---------
                                                                          272,963            265,623
                                                                       ----------          ---------
                                                                       $  470,422          $ 488,307
                                                                       ==========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                          Three months ended        Nine months ended
                                                             February 28,             February 28,
                                                           1995       1994          1995        1994
                                                           ----       ----          ----        ----
                                                                 (In thousands except per share)
Net sales                                                $ 132,388    $118,687      $383,043    $337,808

Costs and expenses:
      Cost of sales (exclusive of items stated
         separately below)                                 109,006      96,284       317,998     276,485
      Depreciation and amortization                          8,579       8,557        25,397      25,373
      Selling, general and administrative                    5,193       3,995        13,801      12,369
      Interest                                               2,952       3,411         9,366      10,198
      Other income                                          (1,533)       (846)       (2,550)     (2,210)
                                                         ---------    --------      --------    --------
                                                           124,197     111,401       364,012     322,215

      INCOME BEFORE
         INCOME TAXES                                        8,191       7,286        19,031      15,593

Provision for income taxes:
       Current period provision                              3,121       2,878         7,239       6,193
       Change in statutory federal tax rate                      -           -             -       1,443
                                                         ---------    --------      --------    --------
                                                             3,121       2,878         7,239       7,636


         NET INCOME                                      $   5,070    $  4,408      $ 11,792    $  7,957
                                                         =========    ========      ========    ========

Per common share:

         NET INCOME                                      $     .17    $    .15      $    .40    $    .27
                                                         =========    ========      ========    ========
         CASH DIVIDENDS                                  $     .05    $    .05      $    .15    $    .15
                                                         =========    ========      ========    ========

Average shares outstanding - Note B                         29,716      29,733        29,713      29,719
                                                         =========    ========      ========    ========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                               Nine months ended
                                                                                 February 28,
                                                                            1995              1994
                                                                            ----              ----
                                                                                (In thousands)
OPERATING ACTIVITIES
     Net income                                                         $  11,792           $  7,957
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                                     25,397             25,373
         Deferred income taxes                                              1,621              2,430
         Other deferred credits                                                12               (947)

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                                   (11,143)           (10,429)
         Inventories                                                       12,221            (19,683)
         Prepaid expenses                                                    (469)               (45)
         Trade accounts payable                                             3,080              5,790
         Accrued interest payable                                             822                478
         Other accrued expenses                                            (3,741)            (1,311)
                                                                        ---------           --------
                          Net cash provided by operating activities        39,592              9,613

INVESTING ACTIVITIES
     Capital expenditures                                                  (9,914)            (4,805)
     Other                                                                   (298)                40
                                                                        ---------           --------
                          Net cash used in investing activities           (10,212)            (4,765)

FINANCING ACTIVITIES
     Short-term borrowings                                                      -             20,000
     Repayments on short-term debt                                        (15,000)           (10,000)
     Long-term borrowings                                                     266                260
     Repayments on long-term debt                                         (12,284)           (12,734)
     Dividends paid                                                        (4,452)            (4,452)
                                                                        ---------           --------
                          Net cash used in financing activities           (31,470)            (6,926)
                                                                        ---------           --------

Decrease in cash and cash equivalents                                      (2,090)            (2,078)
Cash and cash equivalents at beginning of period                            3,203              3,763
                                                                        ---------           --------

Cash and cash equivalents at end of period                              $   1,113           $  1,685
                                                                        =========           ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

February 28, 1995



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.


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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.6 million and $1.7 million in the three and nine months ended February 28, 1995 and 1994, respectively. The amount of goodwill, net of accumulated amortization included in other assets was $71.3 million, $73 million and $75.3 million at February 28, 1995, May 31, 1994 and May 31, 1993, respectively.

Net income per common share is calculated based upon a weighted average of shares outstanding (including common stock equivalents that are not antidilutive).

NOTE C - Inventories

      Inventories consist of the following:

                                                                       February 28,       May 31,
                                                                           1995             1994
                                                                           ----             ----
                                                                              (In thousands)

            Finished goods                                               $ 59,966         $ 72,946
            Work in process                                                 7,416           14,477
            Raw materials:
                   Scrap                                                   15,080           10,407
                   Crushed cars                                               553             --
            Rolls                                                          16,526           15,602
            Supplies                                                       16,015           14,878
            LIFO adjustment                                              (10,194)          (10,727)
                                                                         -------          --------
                                                                         $105,362         $117,583
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

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Amortization of $2.3 million was recorded in the first nine months of fiscal 1995 and 1994, respectively, based on a five year period.

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

                                                                       EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 28, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Ernst and Young, LLP
March 17, 1995

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter and nine months ended February 28, 1995 to the quarter and nine months ended February 28, 1994.

RESULTS OF OPERATIONS

An increase in average selling price of $5 per ton and an increase in shipments of 34,000 tons resulted in a $13.7 million increase in net sales in the three month period ended February 28, 1995 compared to the same quarter in fiscal 1994. The market for the Company's bar products remained strong as the average selling price for those products improved $29 from the prior year quarter. Net sales increased $45.2 million in the nine month period ended February 28, 1995 compared with the prior year period due to an increase in shipments of 99,000 tons and an $11 increase in average selling price. The improved demand exhibited in the first six months of fiscal 1995 continued as shipments of 373,000 tons were a record for the winter quarter. Demand from service centers, fabricators and the mobile home industry for structural mill products have continued their positive trend. However, continued growth in construction volume is dependent on the health of the economy and changes in interest rates.

Cost of sales (exclusive of depreciation and amortization) increased $12.7 million to $109 million for the three month period ended February 28, 1995 compared to the same period in the prior year. The increase was caused by the increase in shipments of 34,000 tons and a $5 increase in cost of sales per ton which resulted from higher maintenance costs. As expected, scrap prices followed their seasonal pattern upward in the third quarter although some relief is anticipated in the May 1995 quarter. The 99,000 ton increase in shipments coupled with an increase of $11 in cost of sales per ton resulted in an increase of $41.5 million in cost of sales for the nine month period ending February 28, 1995. Higher scrap costs and melt shop conversion costs contributed to the increase in cost of sales per ton.

Selling, general and administrative expense increased $1.2 million and $1.4 million in the three and nine month periods ended February 28, 1995 compared to the prior year periods primarily due to increases in employee incentive programs which are based on profitability. A $1.6 million charge for severance pay is included in selling, general and administrative expense in the nine month period ended February 28, 1994.

Interest expense decreased $.5 million and $.8 million in the three and nine month periods ended February 28, 1995 compared to the same periods in the prior year. Interest expense in the current year periods was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. The rate was affected by legislation passed in the August 1993 quarter, which when applied to the Company's temporary differences, resulted in an increase of $1.4 million in the amount of deferred tax expense recorded in the August 1993 quarter. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The increase in net income in the current periods was due principally to increased volume as the gross profit per ton was virtually unchanged from the prior year periods. Over the near term, shipment levels are expected to continue to exceed those of last year at prices that continue to move upward. Although some relief has been felt in scrap prices, it is too early to tell if this trend will continue.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $16.9 million to $112.2 million at February 28, 1995 from the previous fiscal year-end. The increase in profitability provided additional working capital in the first nine months of fiscal 1995.
Inventories decreased $12.2 million as the Company's planned reduction resulted in finished goods inventory decreasing by 18%. The Company also repaid $15 million of short-term borrowings in fiscal 1995. The other components of working capital were virtually unchanged from the previous fiscal year-end. As a result, cash and cash equivalents decreased $2.1 million after the Company acquired $9.9 million of capital additions, repaid $12.3 million of long-term debt and paid cash dividends of $4.5 million. Cash provided by operations in the first nine months of fiscal 1995 increased $30 million primarily due to the increase in net cash provided by inventory of $31.9 million and by net income of $3.8 million.

Capital expenditures for the nine months ended February 28, 1995 totaled $9.9 million and are estimated to be approximately $15 million in fiscal 1995 which represents normal replacement and upgrades of existing equipment. No major capital expenditures requiring significant capital resources are currently planned within the next two years.

The Company's capitalization of $361.6 million at February 28, 1995, consisted of $88.6 million of long-term debt and $273 million of stockholders' equity. The current portion of long-term debt totaled $13.6 million at February 28, 1995. The average interest rate on long-term debt is 11%. Payments of principal and interest are expected to be $24.4 million during the next twelve months.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and electric arc furnace ("EAF") dust disposal. From time to time, the Company is involved in litigation relating to claims arising in the
ordinary course of business operations.   No litigation (based on the opinion
of counsel) is pending against or currently affects the Company, the ultimate liability of which, if any, would have a material effect on the Company's financial position or results of operations. The Company maintains a hazardous waste liability policy against certain third party claims, which insurance the Company believes to be adequate in relation to its business.

The Company has commitments for short-term credit facilities with two banks totaling $20 million which will expire January 31, 1996 if not renewed by the banks or the Company. The Company had maximum borrowings of $15 million at any one time under its short-term arrangements during the first nine months of fiscal 1995. At February 28, 1995, there were no outstanding borrowings under these facilities. It is expected that current financial resources and anticipated cash provided from operations in fiscal 1995 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1995. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

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

      Item 6. Exhibits and Reports on Form 8-K.

      The following exhibits are included herein:

            (11) Statement re:  Computation of earnings per share

            (15) Letter re:  Unaudited interim financial information

            (27) Financial Data Schedule

      The Registrant did not file any reports on Form 8-K during the three months ended February 28, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHAPARRAL STEEL COMPANY




April 14, 1995                                Richard M. Fowler
- --------------                                --------------------------
                                              Richard M. Fowler
                                              Senior Vice-President Finance &
                                              Chief Financial Officer


April 14, 1995                                Larry L. Clark
- --------------                                --------------------------
                                              Larry L. Clark
                                              Vice President - Controller