Form 10-K
period 1995-05-31
CHAPARRAL STEEL CO
filed 1995-08-24
CIK 833226

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1995
                                      OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of August 11, 1995, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $61,769,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                         COMMON STOCK - $.10 PAR VALUE
                    29,679,900 SHARES AS OF AUGUST 11, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MAY 31, 1995 INCLUDED AS EXHIBIT 13 TO THIS ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PART II.

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD OCTOBER 18, 1995 (S.E.C. FILE NUMBER:
1.001-09944), ARE INCORPORATED BY REFERENCE INTO PART III.

                    (Page 1 of 19 pages including Exhibits)

================================================================================

                               TABLE OF CONTENTS


                                                                        PAGE
                                    PART I

Item       1.    Business.............................................     1

Item       2.    Properties...........................................     5

Item       3.    Legal Proceedings....................................     5

Item       4.    Submission of Matters to a Vote of
                      Security Holders................................     5



                                    PART II


Item       5.    Market for the Registrant's Common Equity and
                      Related Stockholder Matters.....................     5

Item       6.    Selected Financial Data..............................     5

Item       7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............     6

Item       8.    Financial Statements and Supplementary Data..........     6

Item       9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............     6



                                   PART III


Item      10.    Directors and Executive Officers of the Registrant...     7

Item      11.    Executive Compensation...............................     9

Item      12.    Security Ownership of Certain Beneficial Owners
                      and Management..................................     9

Item      13.    Certain Relationships and Related Transactions.......     9



                                    PART IV


Item      14.    Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.............................    10

                                     PART I

ITEM       1.    BUSINESS

                 (a)  General development of business

         Chaparral Steel Company (the "Company") was organized as a Delaware corporation in July 1973 by Texas Industries, Inc. ("TXI") and Co-Steel Inc.("Co-Steel"), a Canadian corporation, which owns steel mills in New Jersey, Canada and the United Kingdom. TXI is a New York Stock Exchange listed company which produces cement and concrete. At the time of the Company's organization, TXI and Co-Steel each owned a 50% interest in the Company. TXI owned 100% of the Company from November 1985 when it acquired the remaining 50% of the outstanding securities of the Company from Co- Steel, until July 1988 when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. The consolidated financial statements include the operations of Chaparral Steel Company, America Steel Transport and Castelite Steel Products Inc.

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

         The Company designed its bar and structural mills to efficiently produce bar mill products (31% of 1995 sales on a tonnage basis), structural mill products (48% of 1995 sales on a tonnage basis) and large beam mill products (21% of 1995 sales on a tonnage basis). The bar and structural mills can be modified, without substantial cost or delay, to change current product mix in order to comply with customer needs or changes in market conditions.

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

    BEAMS

         Beams are used for building construction and the non-building fabrication industries. Sales of beams currently constitute approximately 63% of the Company's sales on a tonnage basis. Beams produced by the Company's medium section mill include wide-flange beams (ranging in size from 4" x 4" to 14" x 6-3/4"), certain sizes of standard "I" beams and Bantam(TM) beams. Those beams are used in low-rise construction (up to five stories) and in various fabrication operations for industrial machinery and mobile home frames. The large beam mill has enabled the Company to produce wide- flange beams from 8" to 24" in diameter that are used in multi-story buildings, short-span bridges and other heavy industrial applications.

    STRUCTURAL MERCHANT SHAPES AND OTHER PRODUCTS

         These products consist of structural channels, flat bars and squares used in the equipment manufacturing and construction industries, particularly in low-rise structures.

         The Company's products are predominately marketed in North America exclusively by Company salespersons. Approximately 48% of the Company's products are sold in Texas, Oklahoma, Louisiana and Arkansas. Other regional sales of the Company's products are approximately 15% in the midwest United States and approximately 12% in the southeastern United States. Rebar, merchant shapes and other products are sold principally to customers located in the southwestern United States. The Free Trade Agreements between the United States, Canada and Mexico may continue to favorably affect the Company's position as a supplier of certain steel products in the Canadian and Mexican markets. Export sales accounted for 7% of 1995 shipments.

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

RAW MATERIALS AND ENERGY

         The Company's primary raw material is scrap steel, which includes shredded steel. The Company produces a major portion of its shredded steel requirements from its own shredder operation at the site of the steel mill. Shredded material, which constitutes approximately 32% of the Company's raw material mix, is produced by the Company at its facility and is primarily composed of crushed auto bodies purchased on the open market. Another grade of scrap steel is #1 Heavy, which constitutes approximately 29% of the Company's scrap steel requirements and is also purchased on the open market. Historically, the Company has had an adequate supply of scrap steel for its operations, and the Company believes that the supply of scrap steel will be adequate to meet future requirements. The purchase price of scrap steel is subject to market forces largely beyond the control of the Company. The Company has historically maintained a scrap inventory commensurate with market conditions.

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

MARKETING AND BACKLOG

         At present, the Company has approximately 1,100 customers, no one of which accounted for more than 10% of the Company's products sold in 1995. The commodity nature of certain of the Company's products is generally not characteristic of a long lead time order cycle. The Company does not believe that backlog is a significant factor in its business. While the Company has a small number of long-term customer contracts, most contracts are for quarterly customer requirements or for immediate shipment. Orders are generally filled within 45 days and are cancelable.

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

EMPLOYEES

         At May 31, 1995, the Company had 1,112 employees.

ITEM       2.    PROPERTIES

         The Company's original steel mill facility completed in 1975 in Midlothian, Texas, consisted of an electric arc furnace and a rolling mill. In 1982, a major expansion of the steel mill, added an additional electric arc furnace and rolling mill that produced medium-sized structural products. In 1992, a large beam mill was commissioned that results in excess rolling capacity over the production capacity of the melting operation. The Company's real property, plant and equipment are subject to liens securing its long-term debt.

Operating facilities are as follows;

                                                            (000's)
                                           (000's)        Production           Approximate
                                          Capacity           1995            square footage
                                           (Tons)           (Tons)           of facilities
                                           ------           ------           -------------
                 Melting                   1,600            1,551                265,000
                 Rolling                   1,900            1,438                560,000


ITEM       3.    LEGAL PROCEEDINGS

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
                    STOCKHOLDER MATTERS

         Common stock market prices, dividends and certain other items as shown in the "Quarterly Stock Prices and Dividends" information located on page 15 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1995, are incorporated herein by reference. The restriction on the payment of dividends described in Note E to the Consolidated Financial Statements entitled "Long-Term Debt" on page 12 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1995, is incorporated herein by reference.

ITEM       6.    SELECTED FINANCIAL DATA

         The "Selected Financial Data" on page five of the Registrant's Annual Report to Stockholders for the year ended May 31, 1995, is incorporated herein by reference.

ITEM       7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages three and four of the Registrant's Annual Report to Stockholders for the year ended May 31, 1995, are incorporated herein by reference.

ITEM       8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and Supplementary Data of the Registrant and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended May 31, 1995, are incorporated herein by reference:

         Consolidated Balance Sheets - May 31, 1995 and 1994
         Consolidated Statements of Income - Years ended May 31, 1995,
             1994 and 1993
         Consolidated Statements of Cash Flows - Years ended May 31, 1995,
             1994 and 1993
         Consolidated Statements of Stockholders' Equity - Years ended
             May 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements - May 31, 1995 Quarterly Financial Information

ITEM       9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM      10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to "Election of Directors" on page two of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 18, 1995. Information on the directors and executive officers of the Registrant is presented below:

                                                     POSITIONS WITH REGISTRANT, OTHER
                                                     --------------------------------
                   NAME                    AGE       EMPLOYMENT DURING LAST FIVE YEARS
                   ----                    ---       ---------------------------------
Robert D. Rogers..........                 59        Chairman of the Board of the Company; President, Chief Executive
                                                     Officer and Director of TXI; Director of Consolidated Freightways,
                                                     Inc. (2)(3)

Gordon E. Forward.........                 59        President, Chief Executive Officer and Director; 1988 to 1991,
                                                     Cement/ Concrete Division President of TXI; Director of TXI (2)

Kenneth R. Allen..........                 38        1990 to present, Director of Investor Relations of Chaparral Steel and TXI;  1991 to present, Treasurer of TXI; 1988 to 1990,
                                                     Corporate Financial Manager of TXI

Dennis E. Beach...........                 56        Vice President-Administration

Larry L. Clark............                 51        October 1993 to present, Vice President-Controller and Assistant
                                                     Treasurer; 1976 to September 1993, Controller and Assistant
                                                     Treasurer

David A. Fournie..........                 47        1992 to present, Vice President of Operations; 1990 to 1991,
                                                     General Manager-Medium Section Mill

Richard M. Fowler.........                 52        October 1994 to present, Senior Vice President-Finance and
                                                     Treasurer;
                                                     1990 to September 1994, Senior Vice President-Finance; 1986 to
                                                     1990, Vice President-Finance; Vice President- Finance of TXI

Richard T. Jaffre.........                 52        Vice President-Raw Materials

Robert C. Moore...........                 61        1990 to present, Vice President- General Counsel and Secretary;
                                                     1985 to 1990, Secretary; Vice President- General Counsel and
                                                     Secretary of TXI


Libor F. Rostik...........                 61        1992 to present, Senior Vice President -Engineering; 1985 to 1991,
                                                     Vice President-Engineering

Jeffry A. Werner..........                 52        Senior Vice President-Commercial

Peter H. Wright...........                 53        October 1994 to present, Vice President - Quality Engineering and
                                                     SBQ Sales; 1991 to September 1994, Vice President - Quality
                                                     Control and SBQ Sales; 1986 to  1991, Vice President-Quality
                                                     Control

Robert Alpert.............                 63        1989 to present, Director; Director of TXI and Consolidated
                                                     Freightways, Inc.; Chairman of the Board of Alpert Investment
                                                     Corporation (3)

John M. Belk..............                 75        Director; Chairman of the Board of Belk Stores Services, Inc.;
                                                     Director of Lowe's Companies, Inc. and Coca-Cola Bottling Co.
                                                     Consolidated (3)

Gerald R. Heffernan.......                 76        Director; 1990 to present, President- G. R. Heffernan & Associates,
                                                     Ltd.; 1987 to 1990, Chairman of the Board of Co-Steel Inc.;
                                                     Director of TXI (1) (2)

Gerhard Liener............                 63        Director; Chief Financial Officer of Daimler-Benz AG; Director of
                                                     Consolidated Freightways, Inc. (1)

Eugenio Clariond Reyes....                 52        October 1993 to present, Director; Director General and Chief
                                                     Executive Officer, Grupo IMSA. S. A.; President, Mexico-U.S.
                                                     Chamber of Commerce; Director, Instituto Tecnologico y de Estudias
                                                     Superiores de Monterrey, A.C.(1)



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

         The "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" on pages five through nine of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 18, 1995, is incorporated herein by reference.


ITEM      12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The "Security Ownership of Certain Beneficial Owners" on page two and the "Security Ownership of Management" on page four of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 18, 1995, is incorporated herein by reference.

ITEM      13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No reportable transactions occurred between the Company and any director, nominee for director, officer or any affiliate of, or person related to, any of the foregoing since the beginning of the Company's last fiscal year (June 1, 1994).

                                    PART IV

ITEM     14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(l) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

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

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended May
                    31, 1995.

         (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 23th day of August, 1995.



                                        CHAPARRAL STEEL COMPANY




                                        By:      /s/GORDON E. FORWARD
                                                 --------------------
                                                 (Gordon E. Forward)
                                                  President, Chief
                                                  Executive Officer
                                                    and Director

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signatures                          Title                              Date
       ----------                          -----                              ----
/s/ROBERT D. ROGERS*                Chairman of the Board                 August 23, 1995
--------------------
(Robert D. Rogers)


/s/GORDON E. FORWARD                     President,                       August 23, 1995
--------------------             Chief Executive Officer
(Gordon E. Forward)                      and Director


/s/RICHARD M. FOWLER               Senior Vice President -               August 23, 1995
--------------------                Finance and Treasurer
(Richard M. Fowler)                 Chief Financial and
                                     Accounting Officer


                                            Director                      August 23, 1995
---------------------
(Robert Alpert)


/s/JOHN M. BELK*                            Director                      August 23, 1995
----------------
(John M. Belk)

       /s/GERALD R. HEFFERNAN*                     Director                      August 23, 1995
       -----------------------
       (Gerald R. Heffernan)


       /s/GERHARD LIENER*                          Director                      August 23, 1995
       ------------------
       (Gerhard Liener)


       /s/EUGENIO CLARIOND REYES*                  Director                      August 23, 1995
       --------------------------
       (Eugenio Clariond Reyes)


*By    /s/RICHARD M. FOWLER
       --------------------
       (Richard M. Fowler)
       Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14 (A)(1) AND (2), (C) AND (D)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                            YEAR ENDED MAY 31, 1995

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                               MIDLOTHIAN, TEXAS

                                   FORM 10-K

                     ITEM 14 (a)(1) and (2) and ITEM 14(d)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES



        The following consolidated financial statements of Chaparral Steel Company included in the annual report of the Company to its stockholders for the year ended May 31, 1995, are incorporated by reference in Item 8:


CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

        Consolidated Balance Sheets - May 31, 1995 and 1994
        Consolidated Statements of Income - Years ended May 31, 1995, 1994 and
           1993
        Consolidated Statements of Cash Flows - Years ended May 31, 1995, 1994 and 1993
        Consolidated Statements of Stockholders' Equity - Years ended May 31,
           1995, 1994 and 1993
        Notes to Consolidated Financial Statements - May 31, 1995

        The following consolidated financial statement schedule for the years ended May 31, 1995, 1994 and 1993 is submitted herewith:

        Schedule II     -          Valuation and qualifying accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and therefore, have been omitted.

                   CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended May 31, 1995, 1994 and 1993

                                (In thousands)

                  Col. A                            Col. B           Col. C           Col. D            Col. E
                  ------                            ------           ------           ------            ------
                                                                    Additions
                                                  Balance at       Charged to                         Balance at
                                                   Beginning        Costs and                           End of
               Description                         of Period        Expenses       Deductions           Period
               -----------                        ----------        ---------      ----------           ------
1995:
   Allowance for
         doubtful accounts........                 $3,848           $  1,440         $ 2,820 (1)        $2,468

1994:
   Allowance for
         doubtful accounts........                 $3,425           $    800         $   377 (1)        $3,848

1993:
   Allowance for
         doubtful accounts........                 $3,425           $    150         $   150 (1)        $3,425





(1)    Uncollectible receivables written off.

                              INDEX TO EXHIBITS



EXHIBIT
  NO.                  DESCRIPTION
-------                -----------
   3.    Articles of Incorporation. (incorporated by reference from
         Chaparral Steel Company's Form S-1 Registration No. 33-22103
         as filed June 29, 1988)
   4.    Instruments defining rights of security holders. (incorporated by reference from Chaparral Steel Company's Form S-1
         Registration No. 33-22103 as filed June 29, 1988)
  10.    Material contracts. (incorporated by reference from Chaparral
         Steel Company's Form S-1 Registration No.  33-22103 as filed
         June 29, 1988)
  11.    Statement re: computation of per share earnings.
  13.    Annual report to security holders--Registrant's annual report to security holders for its last fiscal year, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the
         Commission and is not to be deemed "filed" as part of this filing.
  21.    Subsidiaries of the Registrant.
  23.    Consents of experts and counsel.
  24.    Power of Attorney for certain members of the Board of
         Directors.
  27.    Financial Data Schedule.