Form 10-Q
period 1995-08-31
CHAPARRAL STEEL CO
filed 1995-10-13
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED AUGUST 31, 1995

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

29,684,900 Shares of Common Stock, Par Value $.10 Outstanding at October 6,
1995.




                                   1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                                       Page
-----------------------------                                                       ----
Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets--August 31,
               1995 and May 31, 1995                                                 3

             Condensed consolidated statements of income--three                      4
               months ended August 31, 1995 and 1994

             Condensed consolidated statements of cash flows
               --three months ended August 31, 1995 and 1994                         5

             Notes to condensed consolidated financial statements
               --August 31, 1995                                                     6

             Independent accountants' review report                                  8

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                           11
----------

CONDENSED CONSOLIDATED BALANCE SHEETS
CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                        (Unaudited)
                                                                         August 31,          May 31,
                                                                            1995               1995
                                                                        -----------        ----------
                                                                               (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $   9,051         $   19,140
     Trade accounts receivable, net of allowance
        of $2.6 million and $2.5 million, respectively                     53,693             51,679
     Inventories                                                          105,461            101,377
     Prepaid expenses                                                      17,407              8,110
                                                                        ---------         ----------
                 TOTAL CURRENT ASSETS                                     185,612            180,306

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            49,283             48,689
     Machinery and equipment                                              454,621            447,982
     Land                                                                   1,288              1,288
                                                                        ---------         ----------
                                                                          505,192            497,959

         Less allowance for depreciation                                 (282,308)          (275,476)
                                                                        ---------         ----------
                                                                          222,884            222,483
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $23.5 million
        and $22.3 million, respectively                                    65,785             67,038
                                                                        ---------         ----------
                                                                        $ 474,281         $  469,827
                                                                        =========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                             $  34,327         $   37,818
     Accrued interest payable                                               2,928              1,862
     Other accrued expenses                                                16,512             13,236
     Current portion of long-term debt                                     12,396             13,645
                                                                        ---------         ----------
                 TOTAL CURRENT LIABILITIES                                 66,163             66,561

LONG-TERM DEBT                                                             80,990             81,065

DEFERRED INCOME TAXES
         AND OTHER CREDITS                                                 52,316             52,333

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                                            -                  -
     Common stock, $.10 par value, 29,679,900
        shares outstanding                                                  2,994              2,994
     Paid-in capital                                                      178,611            178,611
     Retained earnings                                                     95,711             90,767
     Cost of common stock in treasury                                      (2,504)            (2,504)
                                                                        ---------         ----------
                                                                          274,812            269,868
                                                                        ---------         ----------
                                                                        $ 474,281         $  469,827
                                                                        =========         ==========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                         Three months ended
                                                                             August 31,
                                                                      1995               1994
                                                                      ----               ----
                                                                  (In thousands except per share)
Net sales                                                           $  138,141        $  124,382

Costs and expenses:
      Cost of sales (exclusive of items stated
          separately below)                                            112,081           105,919
      Depreciation and amortization                                      8,088             8,408
      Selling, general and administrative                                5,732             3,935
      Interest                                                           2,620             3,280
      Other income                                                      (1,106)             (129)
                                                                    ----------        ----------

         INCOME BEFORE INCOME TAXES                                     10,726             2,969

Provision for income taxes                                               4,298             1,216
                                                                    ----------        ----------
         NET INCOME                                                 $    6,428        $    1,753
                                                                    ==========        ==========
Per common share:

        NET INCOME                                                  $      .22        $      .06
                                                                    ==========        ==========

        CASH DIVIDENDS                                              $      .05        $      .05
                                                                    ==========        ==========

Average shares outstanding - Note B                                     29,803            29,712
                                                                    ==========        ==========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                             Three months ended
                                                                                 August 31,
                                                                           1995             1994
                                                                           ----             ----
                                                                                (In thousands)
OPERATING ACTIVITIES
     Net income                                                         $   6,428           $  1,753
     Adjustments to reconcile net income to
          net cash provided (used) by operating activities:
              Depreciation and amortization                                 8,088              8,408
              Deferred income taxes                                          (378)               (24)
              Other deferred credits                                          359               (105)

     Changes in operating assets and liabilities:
              Trade accounts receivable, net                               (2,014)            (6,285)
              Inventories                                                  (4,084)            17,442
              Prepaid expenses                                             (9,297)            (6,021)
              Trade accounts payable                                       (3,491)              (329)
              Accrued interest payable                                      1,066                994
              Other accrued expenses                                        3,276              2,018
                                                                        ---------           --------
                          Net cash provided (used) by
                            operating activities                              (47)            17,851

INVESTING ACTIVITIES
     Capital expenditures                                                  (7,504)            (3,887)
     Other                                                                    270                  2
                                                                        ---------           --------
                          Net cash used in investing activities            (7,234)            (3,885)

FINANCING ACTIVITIES
     Short-term borrowings                                                      -                  -
     Repayments on short-term debt                                              -             (5,000)
     Long-term borrowings                                                       -                  -
     Repayments on long-term debt                                          (1,324)            (2,873)
     Dividends paid                                                        (1,484)            (1,484)
                                                                        ---------           --------
                          Net cash used in financing activities            (2,808)            (9,357)
                                                                        ---------           --------

Increase (decrease) in cash and cash equivalents                          (10,089)             4,609
Cash and cash equivalents at beginning of period                           19,140              3,203
                                                                        ---------           --------

Cash and cash equivalents at end of period                              $   9,051           $  7,812
                                                                        =========           ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

August 31, 1995

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization included in other assets was $60.7 million and $61.2 million at August 31, 1995 and May 31, 1995, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.5 million and $.6 million in the three months ended August 31, 1995 and 1994, respectively.

Net income per common share is calculated based upon a weighted average of 29,803,000 and 29,712,000 shares outstanding at August 31, 1995 and 1994, respectively.

NOTE C - Income Tax Provision

The provision for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. The current amount for fiscal 1996 contains a provision for state income tax. In previous periods, state tax liabilities were offset with applicable credits. Goodwill amortization also contributed to the difference between provision amounts and amounts computed by applying the statutory income tax rates.

NOTE D - Inventories

         Inventories consist of the following:

                                                                       August 31,         May 31,
                                                                          1995             1995
                                                                          ----             ----
                                                                              (In thousands)
            Finished goods                                             $   48,755       $   54,323
            Work in process                                                13,024            9,856
            Raw materials                                                  20,922           14,052
            Rolls                                                          16,510           18,148
            Supplies                                                       16,739           15,487
            LIFO adjustment                                               (10,489)         (10,489)
                                                                       ----------       ----------
                                                                       $  105,461       $  101,377
                                                                       ==========       ==========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The Large Beam Mill was substantially complete and ready for its intended use in the third quarter of 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $4.3 million and $5 million at August 31, 1995 and May 31, 1995, respectively. Amortization of $.8 million was recorded in the first quarter of fiscal 1996 and 1995, respectively, based on a five year period.

NOTE F - Contingencies

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company s financial position.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believed it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company s business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company could be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 1995, and the related condensed consolidated statements of income and cash flows for the three month periods ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated July 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                               Ernst & Young LLP
Dallas, Texas
September 15, 1995

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Unaudited)

Comparison of operations and financial condition for the quarter ended August 31, 1995, to the quarter ended August 31, 1994.

RESULTS OF OPERATIONS

A 12% increase in average selling price offsetting a slight decrease in shipments resulted in a $13.8 million increase in net sales in the three month period ended August 31, 1995 compared to the same quarter in the prior year. Average selling prices for beam products continued to rise as the price increases announced in the May quarter were realized during the summer quarter. Although current demand for structural products exceeds supply, it is anticipated that this situation will return to balance by the end of the November 1995 quarter, as domestic structural producers adjust their production levels upward. The strong market in nonresidential construction and mobile home building is expected to continue into the November 1995 quarter. Average selling prices for bar products were up substantially from the prior year due to better economic conditions. The SBQ market has slowed recently due to uncertain consumption patterns in the automotive industry. The Company continues to monitor and change its product mix in order to maximize profit margins.

Cost of sales (exclusive of depreciation and amortization) increased $6.2 million to $112.1 million for the three month period ended August 31, 1995 compared to the same period in the prior year. The increase of 6% in cost of sales per ton was caused by higher raw material and alloy prices and the effect of the start-up of the new bar mill caster in the current quarter. Scrap prices, which fluctuate with market conditions, were higher than the prior year, and historically, mirror the general movements in the average selling prices of steel products. The installation of the bar mill caster slowed production slightly which resulted in higher unit costs. Shutdown expenditures for annual maintenance exceeded those of last year by 32% and will continue to affect current year results.

Selling, general and administrative expense increased $1.8 million from the prior year principally due to the increased provisions for employee incentives of $1.1 million due to increased profits. Marketing expense increased $.2 million from the August 1994 quarter as a result of the Company s expanded focus on customer service. Other areas of administrative expense were slightly higher.

Interest expense decreased slightly in the three month period ended August 31, 1995 compared to the same period in the prior year because of repayments of long-term debt.

The provision for income taxes has been calculated on the basis of an estimated annual rate. The current year amount includes a provision for a 4.5% state income tax. In previous periods, state tax liabilities were offset with applicable credits. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory income tax rates.

The positive movement in net income of $4.7 million was due principally to the increase in average selling price. A $1 million rebate from the electric utility company also contributed to the improvement in net income during the current year quarter. Based on the current outlook for steel consumption levels and its impact on prices, the Company expects favorable earnings' comparisons in the upcoming quarters. Significant changes in average selling price without a corresponding change in the scrap raw material costs could have a substantial effect on the Company s operating results and liquidity.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $5.7 million to an all-time high of $119.4 million at August 31, 1995. Inventories increased $4.1 million as the Company increased its raw material inventories in anticipation of increased prices during the fall quarter. Historically, upward pressure on prices has been present in the scrap market during the winter months. Prepaid expenses increased $9.3 million from May 31, 1995 as a result of summer shutdown spending that will be amortized over the remainder of the fiscal year. The components of current liabilities were virtually unchanged from the previous fiscal year-end. Net cash provided (used) by operations in the August 1995 quarter decreased by $17.9 million due primarily to the change in net cash provided (used) by inventory. At May 31, 1994, inventory had increased as management anticipated higher demand in the summer of 1994. As that higher demand materialized, the amount of inventory returned to a more normal historical level at August 31, 1994. During 1995, inventory levels were more stable; therefore, diminishing its effect on cash. All other components of net cash provided (used) by operations did not change significantly from the prior year. As a result, cash and cash equivalents decreased $10.1 million after the Company acquired $7.5 million of capital additions, repaid $1.3 million of long-term debt and paid cash dividends of $1.5 million.

Capital expenditures for the quarter ended August 31, 1995 totaled $7.5 million and are estimated to be approximately $25-$30 million in fiscal 1996; which represents normal replacement and technological upgrades of existing equipment. The Company currently does not plan any long-term expansion of its productive capabilities requiring significant capital resources within the next two years.

The Company s capitalization of $355.8 million at August 31, 1995, consisted of $81 million of long-term debt and $274.8 million of stockholders equity. The current portion of long-term debt totaled $12.4 million at August 31, 1995. The average interest rate on long-term debt is 11%. The Company s total debt service is expected to be approximately $24 million during the next twelve months.

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1996 if not renewed by the banks or the Company. No borrowings existed under these arrangements during the first quarter of fiscal 1996. The Company believes that it will be able to renew these credit facilities or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1996 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1996. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and electric arc furnace dust disposal. From time to time, the Company is involved in litigation relating to claims arising in the ordinary
course of business operations.   No litigation (based on the opinion of
counsel) is pending against or currently affects the Company, the ultimate liability of which, if any, would have a material effect on the financial position or results of operations. The Company maintains a hazardous waste liability policy against certain third party claims, which insurance the Company believes to be adequate in relation to the business.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

                 (11) Statement re:  Computation of earnings per share

                 (15) Letter re:  Unaudited interim financial information

                 (27) Financial Data Schedule

         The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAPARRAL STEEL COMPANY




October 6, 1995                         /s/ RICHARD M. FOWLER
---------------                         -------------------------
                                        Richard M. Fowler
                                        Senior Vice-President,
                                        Treasurer & Chief Financial Officer


October 6, 1995                         /s/ LARRY L. CLARK
---------------                         ----------------------------------
                                        Larry L. Clark
                                        Vice President - Controller
                                        & Assistant Treasurer

                                EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11             Statement re:  Computation of earnings per share

  15             Letter re:  Unaudited interim financial information

  27             Financial Data Schedule
