Form 10-Q
period 1995-11-30
CHAPARRAL STEEL CO
filed 1996-01-10
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 1995

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

29,092,100 Shares of Common Stock, Par Value $.10 Outstanding at January 8,
1996.





                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY


PART I. FINANCIAL INFORMATION                                                        Page
-----------------------------                                                        ----
Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets--November 30,
               1995 and May 31, 1995                                                   3

             Condensed consolidated statements of income--three and six
               months ended November 30, 1995 and 1994                                 4

              Condensed consolidated statements of cash flows
                --six months ended November 30, 1995 and 1994                          5

              Notes to condensed consolidated financial statements
                --November 30, 1995                                                    6

              Independent accountants' review report                                   8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         9


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                          11

Item 6.  Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                            11
----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                       (Unaudited)
                                                                       November 30,         May 31,
                                                                           1995               1995
                                                                       -----------        ----------
                                                                               (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $   21,863         $   19,140
     Trade accounts receivable, net of allowance
        of $2.7 million and $2.5 million, respectively                     51,142             51,679
     Inventories                                                          106,865            101,377
     Prepaid expenses                                                      12,779              8,110
                                                                       ----------         ----------
                 TOTAL CURRENT ASSETS                                     192,649            180,306

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                            49,274             48,689
     Machinery and equipment                                              457,116            447,982
     Land                                                                   1,288              1,288
                                                                       ----------         ----------
                                                                          507,678            497,959
         Less allowance for depreciation                                 (289,143)          (275,476)
                                                                       ----------         ----------
                                                                          218,535            222,483
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $24.8 million
        and $22.3 million, respectively                                    64,697             67,038
                                                                       ----------         ----------
                                                                       $  475,881         $  469,827
                                                                       ==========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                            $   30,396         $   37,818
     Accrued interest payable                                               1,823              1,862
     Other accrued expenses                                                20,758             13,236
     Current portion of long-term debt                                     12,396             13,645
                                                                       ----------         ----------
                 TOTAL CURRENT LIABILITIES                                 65,373             66,561

LONG-TERM DEBT                                                             80,963             81,065

DEFERRED INCOME TAXES
    AND OTHER CREDITS                                                      52,090             52,333

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                                            -                  -
     Common stock, $.10 par value, 29,033,100 and
        29,679,900 shares outstanding, respectively                         2,994              2,994
     Paid-in capital                                                      178,595            178,611
     Retained earnings                                                    104,712             90,767
     Cost of common stock in treasury                                      (8,846)            (2,504)
                                                                       ----------         ----------
                                                                          277,455            269,868
                                                                       ----------         ----------
                                                                       $  475,881         $  469,827
                                                                       ==========         ==========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES



                                                          Three months ended         Six months ended
                                                             November 30,              November 30,
                                                           1995        1994          1995        1994
                                                           ----        ----          ----        ----
                                                                 (In thousands except per share)
Net sales                                               $  154,990   $ 126,273     $ 293,131   $ 250,655

Costs and expenses:
      Cost of sales (exclusive of items stated
         separately below)                                 121,367     103,073       233,448     208,992
      Depreciation and amortization                          8,090       8,410        16,178      16,818
      Selling, general and administrative                    6,778       4,673        12,510       8,608
      Interest                                               2,618       3,134         5,238       6,414
      Other income                                          (1,137)       (888)       (2,243)     (1,017)
                                                        ----------   ---------     ---------   ---------

         INCOME BEFORE INCOME TAXES                         17,274       7,871        28,000      10,840

Provision for income taxes                                   6,789       2,902        11,087       4,118
                                                        ----------   ---------     ---------   ---------

         NET INCOME                                     $   10,485   $   4,969     $  16,913   $   6,722
                                                        ==========   =========     =========   =========

Per common share:

         NET INCOME                                     $      .35   $     .17     $     .57   $     .23
                                                        ==========   =========     =========   =========

         CASH DIVIDENDS                                 $      .05   $     .05     $     .10   $     .10
                                                        ==========   =========     =========   =========

Average shares outstanding - Note B                         29,749      29,711        29,777      29,712
                                                        ==========   =========     =========   =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                              Six months ended
                                                                                November 30,
                                                                          1995               1994
                                                                          ----               ----
                                                                                (In thousands)
OPERATING ACTIVITIES
     Net income                                                         $  16,913          $   6,722
         Adjustments to reconcile net income to
             net cash provided by operating activities:
                 Depreciation and amortization                             16,178             16,818
                 Deferred income taxes                                       (905)               937
                 Other deferred credits                                       662               (153)

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                                       537             (1,458)
         Inventories                                                       (5,488)            14,952
         Prepaid expenses                                                  (4,669)            (2,623)
         Trade accounts payable                                            (7,422)               353
         Accrued interest payable                                             (39)               (41)
         Other accrued expenses                                             7,522                318
                                                                        ---------          ---------
                          Net cash provided by operating activities        23,289             35,825

INVESTING ACTIVITIES
     Capital expenditures                                                 (10,262)            (6,327)
     Other                                                                    417                 12
                                                                        ---------          ---------
                          Net cash used in investing activities            (9,845)            (6,315)

FINANCING ACTIVITIES
     Repayments on short-term debt                                              -            (15,000)
     Long-term borrowings                                                      52                 63
     Repayments on long-term debt                                          (1,403)            (2,915)
     Purchase of treasury stock                                            (6,402)                 -
     Dividends paid                                                        (2,968)            (2,968)
                                                                        ---------          ---------
                          Net cash used in financing activities           (10,721)           (20,820)
                                                                        ---------          ---------

Increase in cash and cash equivalents                                       2,723              8,690
Cash and cash equivalents at beginning of period                           19,140              3,203
                                                                        ---------          ---------

Cash and cash equivalents at end of period                              $  21,863          $  11,893
                                                                        =========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

November 30, 1995



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.


NOTE B - Earnings Per Share

Texas Industries, Inc. ("TXI") owned 100% of the Company from November 1985, when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel Inc. ("Co-Steel"), until July 1988, when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. Under terms of the purchase agreement between TXI and Co-Steel, TXI made a $42 million initial cash payment and a $73 million final payment in August 1990.

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess has been recorded as goodwill and additional paid-in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization, included in other assets was $60.2 million, $61.2 million and $73 million at November 30, 1995, May 31, 1995 and May 31, 1994, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $1 million and $1.2 million in the six months ended November 30, 1995 and 1994, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Net income per common share is calculated based upon a weighted average of shares outstanding.

NOTE C - Income Tax Provision

The provision for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. Goodwill amortization also contributed to the difference between provision amounts and amounts computed by applying the statutory income tax rates.

NOTE D - Inventories

      Inventories consist of the following:

                                                    November 30,       May 31,
                                                        1995             1995
                                                        ----             ----
                                                           (In thousands)
            Finished goods                           $  52,409        $  54,323
            Work in process                             13,352            9,856
            Raw materials                               18,798           14,052
            Rolls                                       18,356           18,148
            Supplies                                    15,170           15,487
            LIFO adjustment                            (11,220)         (10,489)
                                                      --------         --------
                                                      $106,865         $101,377
                                                      ========         ========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $3.5 million and $5 million at November 30, 1995 and May 31, 1995, respectively. Amortization of $1.5 million was recorded in the first six months of fiscal 1996 and 1995, respectively, based on a five year period.

NOTE F - Contingencies

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emission, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company could be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

[ERNST & YOUNG LLP LETTERHEAD]



                                   EXHIBIT A


                     Independent Accountants' Review Report


Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 1995, and the related condensed consolidated statements of income for the three month and six month periods ended November 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company and subsidiaries as of May 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated July 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        /s/ ERNST AND YOUNG LLP
                                        Ernst and Young LLP

Dallas, Texas
December 15, 1995

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

      Comparison of operations and financial condition for the quarter and six months ended November 30, 1995 to the quarter and six months ended November 30, 1994.

RESULTS OF OPERATIONS

An increase in average selling price and shipments of approximately 10% resulted in a $28.7 million increase in net sales in the three month period ended November 30, 1995 compared to the same quarter in the prior year. Net sales increased $42.5 million in the six month period ended November 30, 1995 due to a 17% increase in average selling price and an increase in shipments of 36,000 tons. The improved demand exhibited in the August 1995 quarter continued in the current quarter as the Company announced price increases in December on most structural products effective in the third quarter of fiscal 1996. Demand from service centers, fabricators and the mobile home industry for structural mill products has increased substantially from the prior year. However, continued growth in construction volume is generally dependent on the health of the economy and changes in interest rates. Demand for bar products continued to decrease in the November 1995 quarter as U.S. manufacturing weakened. The Company continues to monitor and change its product mix in order to maximize profit margins.

Cost of sales (exclusive of depreciation and amortization) increased $18.3 million to $121.4 million for the three month period ended November 30, 1995 compared to the same period in the prior year. The increase was predominately caused by an increase in shipments of 38,000 tons and higher melt shop conversion costs. Cost of sales increased $24.5 million to $233.4 million for the six month period ended November 30, 1995 compared to the same period in the prior year due primarily to the increase in shipments. Scrap prices are expected to follow their seasonal pattern of moving slightly upward this winter before moderating in the spring. Combined rolling conversion costs increased slightly from the prior year periods.

Selling, general and administrative expense increased $2.1 million and $3.9 million in the three and six month periods ended November 30, 1995 compared to the prior year periods primarily due to increases in employee incentive programs which are based on profitability.

Interest expense decreased $.5 million and $1.2 million in the three and six month periods ended November 30, 1995 compared to the same periods in the prior year. Interest expense in the current periods was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. Goodwill amortization also contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The increase in net income in the current periods was due to higher average selling prices and increased shipments. Over the near term, shipment levels are expected to continue to exceed those of last year at prices that continue
to move upward.   Slightly higher scrap prices will somewhat offset increasing selling prices, but positive earnings comparisons to the prior year should occur in upcoming quarters.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $13.5 million to an all-time high of $127.3 million at November 30, 1995. The increase in net income of $10.2 million provided additional working capital in the first six months of fiscal 1996. Inventories increased $5.5 million as the Company increased its raw material inventories in anticipation of increased prices during the winter quarter. Prepaid expenses increased $4.7 million from May 31, 1995 as a result of summer shutdown spending that will be amortized over the remainder of the fiscal year.
Accounts payable decreased $7.4 million to a more normal level of $30.4 million at November 30, 1995. Other accrued expenses increased $7.5 million to $20.8 million due to increases in accruals for income taxes, property taxes and employee incentives. The other components of working capital were virtually unchanged from the previous fiscal year-end. Net cash provided by operations in the six months ended November 1995 decreased by $12.5 million due primarily to the change in net cash provided by inventory. At May 31, 1994, inventory had increased as management anticipated higher demand in the summer of 1994. As that higher demand materialized, the amount of inventory returned to a more normal historical level at November 30, 1994. As filed on Form 8-K, during October 1995, the Board of Directors approved the repurchase of shares of the Company's stock from time to time to satisfy obligations under its stock option program and for other corporate purposes. As a result, cash and cash equivalents increased $2.7 million after the Company bought $10.3 million of capital additions, repaid $1.4 million of long-term debt, purchased $6.4 million of treasury stock and paid cash dividends of $3 million.

Capital expenditures for the six months ended November 30, 1995 totaled $10.3 million and are estimated to be approximately $25-$30 million in fiscal 1996; which represents normal replacement and upgrades of existing equipment. The Company currently does not plan any major capital expenditures requiring significant capital resources within the next two years.

The Company's capitalization of $370.8 million at November 30, 1995, consisted of $93.3 million of long-term debt and $277.5 million of stockholders' equity. The current portion of long-term debt totaled $12.4 million at November 30, 1995. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $22 million during the next twelve months.

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

The Company has short-term credit facilities with two banks totaling $20 million which will expire January 31, 1996 if not renewed by the banks or the Company. No borrowings existed under these arrangements during the six months ended November 30, 1995. The Company believes that it will be able to renew these credit facilities or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1996 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1996. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of the Stockholders held October 18, 1995, stockholders elected as Directors of the Company, Robert Alpert, John M. Belk, Gordon E. Forward, Gerald R. Heffernan, Gerhard Liener, Eugenio Clariond Reyes and Robert D. Rogers, to terms expiring in 1996. Votes cast to elect the Directors were as follows:

                                                                Shares withheld
                                            Shares for            and against
                                            ----------            -----------
         Robert Alpert                      29,282,836                10,778
         John M. Belk                       29,241,536                52,078
         Gordon E. Forward                  29,272,036                21,578
         Gerald R. Heffernan                29,238,536                55,078
         Gerhard Liener                     29,049,532               244,082
         Eugenio Clariond Reyes             29,280,296                13,318
         Robert D. Rogers                   29,272,336                21,278

      Item 6. Exhibits and Reports on Form 8-K.

      The following exhibits are included herein:

              (11) Statement re:  Computation of earnings per share

              (15) Letter re:  Unaudited interim financial information

              (27) Financial Data Schedule

      The Company filed the following reports on Form 8-K during the three months ended November 30, 1995.

      On October 24, 1995, Chaparral Steel Company filed a report on Form 8-K relative to the status of the repurchase of stock for the Company's stock option program and other corporate purposes.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAPARRAL STEEL COMPANY


January 9, 1996                         /s/ RICHARD M. FOWLER
---------------                         -----------------------------------
                                        Richard M. Fowler
                                        Senior Vice-President & Treasurer,
                                        Chief Financial Officer


January 9, 1996                         /s/ LARRY L. CLARK
---------------                         -----------------------------------
                                        Larry L. Clark
                                        Vice President - Controller and
                                        Assistant Treasurer