Form 10-Q
period 1996-02-29
CHAPARRAL STEEL CO
filed 1996-04-12
CIK 833226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED FEBRUARY 29, 1996

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

28,705,400 Shares of Common Stock, Par Value $.10 Outstanding at April 10, 1996.


                                     1 of 13

                                      INDEX

                             CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                               Page
- -----------------------------                                               ----

Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets--February 29,
             1996 and May 31, 1995                                             3

           Condensed consolidated statements of income--three and nine
             months ended February, 1996 and 1995                              4

           Condensed consolidated statements of cash flows
             --nine months ended February, 1996 and 1995                       5

           Notes to condensed consolidated financial statements
             --February 29, 1996                                               6

           Independent accountants' review report                              8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    11
- ----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES


                                                       (Unaudited)
                                                        February 29,    May 31,
                                                           1996          1995
                                                         ---------     ---------
                                                             (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $  20,455    $  19,140
     Trade accounts receivable, net of allowance
        of $2.7 million and $2.5 million, respectively      60,504       51,679
     Inventories                                           108,923      101,377
     Prepaid expenses                                        8,769        8,110
                                                         ---------    ---------
                  TOTAL CURRENT ASSETS                     198,651      180,306

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                             49,291       48,689
     Machinery and equipment                               460,902      447,982
     Land                                                    1,288        1,288
                                                         ---------    ---------
                                                           511,481      497,959
         Less allowance for depreciation                  (295,977)    (275,476)
                                                         ---------    ---------
                                                           215,504      222,483
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $26 million
        and $22.3 million, respectively                     63,435       67,038
                                                         ---------    ---------
                                                         $ 477,590    $ 469,827
                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                              $  29,100    $  37,818
     Accrued interest payable                                2,810        1,862
     Other accrued expenses                                 17,918       13,236
     Current portion of long-term debt                      12,381       13,645
                                                         ---------    ---------
                  TOTAL CURRENT LIABILITIES                 62,209       66,561

LONG-TERM DEBT                                              74,762       81,065

DEFERRED INCOME TAXES
     AND OTHER CREDITS                                      51,845       52,333

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                          --           --
     Common stock, $.10 par value, 29,112,100 and
        29,679,900 shares outstanding, respectively          2,994        2,994
     Paid-in capital                                       178,521      178,611
     Retained earnings                                     115,152       90,767
     Cost of common stock in treasury                       (7,893)      (2,504)
                                                         ---------    ---------
                                                           288,774      269,868
                                                         ---------    ---------
                                                         $ 477,590    $ 469,827
                                                         =========    =========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES



                                                    Three months ended       Nine months ended
                                                        February                 February
                                                    1996         1995         1996        1995
                                                  --------     --------    --------     --------
                                                         (In thousands except per share)
Net sales                                        $ 158,954    $ 132,388    $ 452,085    $ 383,043

Costs and expenses:
      Cost of sales (exclusive of items stated
         separately below)                         124,054      109,006      357,502      317,998
      Depreciation and amortization                  8,091        8,579       24,269       25,397
      Selling, general and administrative            7,116        5,193       19,626       13,801
      Interest                                       2,474        2,952        7,712        9,366
      Other income                                  (1,480)      (1,533)      (3,723)      (2,550)
                                                 ---------    ---------    ---------    ---------
                                                   140,255      124,197      405,386      364,012

         INCOME BEFORE INCOME TAXES                 18,699        8,191       46,699       19,031

Provision for income taxes                           6,804        3,121       17,891        7,239
                                                 ---------    ---------    ---------    ---------


         NET INCOME                              $  11,895    $   5,070    $  28,808    $  11,792
                                                 =========    =========    =========    =========


Per common share:

         NET INCOME                              $     .41    $     .17    $     .98    $     .40
                                                 =========    =========    =========    =========

         CASH DIVIDENDS                          $     .05    $     .05    $     .15    $     .15
                                                 =========    =========    =========    =========

Average shares outstanding - Note B                 29,423       29,716       29,658       29,713
                                                 =========    =========    =========    =========


See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES


                                                                                   Nine months ended
                                                                                        February
                                                                                 1996             1995
                                                                               --------          -------
                                                                                     (In thousands)
OPERATING ACTIVITIES
     Net income                                                                 $ 28,808         $ 11,792
          Adjustments to reconcile net income to
             net cash provided by operating activities:
                  Depreciation and amortization                                   24,269           25,397
                  Deferred income taxes                                           (1,471)           1,621
                  Other deferred credits                                             985               12

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                                           (8,825)         (11,143)
         Inventories                                                              (7,546)          12,221
         Prepaid expenses                                                           (659)            (469)
         Trade accounts payable                                                   (8,718)           3,080
         Accrued interest payable                                                    948              822
         Other accrued expenses                                                    4,682           (3,741)
                                                                                --------         --------
                Net cash provided by operating activities                         32,473           39,592

INVESTING ACTIVITIES
     Capital expenditures                                                        (14,340)          (9,914)
     Other                                                                         1,575             (298)
                                                                                --------         --------
                Net cash used in investing activities                            (12,765)         (10,212)

FINANCING ACTIVITIES
     Repayments on short-term debt                                                  --            (15,000)
     Long-term borrowings                                                             52              266
     Repayments on long-term debt                                                 (7,619)         (12,284)
     Purchase of treasury stock                                                   (6,402)            --
     Dividends paid                                                               (4,424)          (4,452)
                                                                                --------         --------
                Net cash used in financing activities                            (18,393)         (31,470)
                                                                                --------         --------

Increase (decrease) in cash and cash equivalents                                   1,315           (2,090)
Cash and cash equivalents at beginning of period                                  19,140            3,203
                                                                                --------         --------

Cash and cash equivalents at end of period                                      $ 20,455         $  1,113
                                                                                ========         ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

February 29, 1996


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Effective March 1, 1996, the Company's assets were transferred to a Limited Partnership. The Company will continue to control all operations through wholly owned affiliates. Operating results for the nine month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.


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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess was recorded as goodwill and additional paid-in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization included in other assets was $59.7 million, $61.2 million and $73 million at February 29, 1996, May 31, 1995 and May 31, 1994, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.6 million and $1.7 million in the three and nine months ended February, 1996 and 1995, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

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

NOTE D - Inventories

         Inventories consist of the following:

                                     February 29,   May 31,
                                       1996          1995
                                     ---------    ---------
                                         (In thousands)
                   Finished goods    $  56,184    $  54,323
                   Work in process      12,906        9,856
                   Raw materials        15,962       14,052
                   Rolls                19,144       18,148
                   Supplies             16,707       15,487
                   LIFO adjustment     (11,980)     (10,489)
                                     ---------    ---------
                                     $ 108,923    $ 101,377
                                     =========    =========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.


NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $2.7 million and $5 million at February 29, 1996 and May 31, 1995, respectively. Amortization of $2.3 million was recorded in the first nine months of fiscal 1996 and 1995, respectively, based on a five year period.

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

                                    EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 29, 1996, and the related condensed consolidated statements of income for the three month and nine month periods ended February 29, 1996 and February 28, 1995, and the condensed consolidated statements of cash flows for the nine month periods ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                             Ernst and Young LLP

Dallas, Texas
March 15, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

         Comparison of operations and financial condition for the quarter and nine months ended February 29, 1996 to the quarter and nine months ended February 28, 1995.

RESULTS OF OPERATIONS

An increase in average selling price and shipments of approximately 10% resulted in a $26.6 million increase in net sales in the three month period ended February 29, 1996 compared to the same quarter in the prior year. Net sales increased $69 million in the nine month period ended February 29, 1996 due to an 11% increase in average selling price and an increase in shipments of 71,000 tons. The improved demand exhibited in the first half of fiscal 1996 continued in the current quarter as demand from service centers, fabricators and the mobile home industry for structural mill products has increased substantially from the prior year. However, continued growth in construction volume is generally dependent on the health of the economy and changes in interest rates. Demand for bar products continued to decrease in the February 1996 quarter as U.S. manufacturing weakened. The Company continues to monitor and change its product mix in order to maximize profit margins.

Cost of sales (exclusive of depreciation and amortization) increased $15 million to $124.1 million for the three month period ended February 29, 1996 compared to the same period in the prior year. The increase was predominately caused by an increase in shipments of 35,000 tons and higher conversion costs. Cost of sales increased $39.5 million to $357.5 million for the nine month period ended February 29, 1996 compared to the same period in the prior year due primarily to the increase in shipments and higher scrap and conversion costs. Scrap prices followed their seasonal pattern of moving slightly upward during the winter but are expected to moderate in the spring. Combined rolling conversion costs increased slightly from the prior year periods.

Selling, general and administrative expense increased $1.9 million and $5.8 million in the three and nine month periods ended February 29, 1996 compared to the prior year periods primarily due to increases in employee incentive programs which are based on profitability.

Interest expense decreased $.5 million and $1.7 million in the three and nine month periods ended February 29, 1996 compared to the same periods in the prior year. Interest expense in the current periods was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

The increase in net income in the current periods was due to higher average selling prices and increased shipments. Over the near term, shipment levels are expected to continue to exceed those of last year at prices that have begun to stabilize. Scrap prices are expected to moderate in the spring of 1996. In the upcoming quarters, the Company anticipates positive earnings comparisons to the prior year.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $22.7 million to an all-time high of $136.4 million at February 29, 1996. The increase in net income of $17 million provided additional working capital in the first nine months of fiscal 1996. Accounts receivable increased $8.8 million from the prior fiscal year-end due to strong sales in February 1996 and the short month. Inventories increased $7.5 million as the Company anticipates higher demand in the spring of 1996. Accounts payable decreased $8.7 million to a more normal level of $29.1 million at February 29, 1996. Other accrued expenses increased $4.7 million to $17.9 million due to increases in accruals for income taxes, payroll and employee incentives. The other components of working capital were virtually unchanged from the previous fiscal year-end. Net cash provided by operations in the nine months ended February 29, 1996 decreased by $7.1 million due primarily to the change in net cash provided by inventory. At May 31, 1994, inventory had increased as management anticipated higher demand in the summer of 1994. As that higher demand materialized, the amount of inventory returned to a more normal historical level at November 30, 1994. As a result, cash and cash equivalents increased $1.3 million after the Company bought $14.3 million of capital additions, repaid $7.6 million of long-term debt, purchased $6.4 million of treasury stock and paid cash dividends of $4.4 million.

Capital expenditures for the nine months ended February 29, 1996 totaled $14.3 million and are estimated to be approximately $20-$25 million in fiscal 1996; which represents normal replacement and upgrades of existing equipment. The Company currently does not plan any major capital expenditures requiring significant capital resources within the next two years.

The Company's capitalization of $375.9 million at February 29, 1996, consisted of $87.1 million of long-term debt and $288.8 million of stockholders' equity. The current portion of long-term debt totaled $12.4 million at February 29, 1996. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $20 million during the next twelve months.

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

Management determined that the short-term credit facilities with two banks totaling $20 million were no longer necessary to support the operations of the Company. No borrowings existed under these arrangements during the current fiscal year before they expired January 31, 1996. The Company believes that it will be able to renew these credit facilities or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1996 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1996. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

                  (11) Statement re:  Computation of earnings per share

                  (15) Letter re:  Unaudited interim financial information

                  (27) Financial Data Schedule

         The Registrant did not file any reports on Form 8-K during the three months ended February 29, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAPARRAL STEEL COMPANY




April 11, 1996                          Richard M. Fowler
- --------------                          -----------------------------------
                                        Richard M. Fowler
                                        Vice President-Finance &
                                        Chief Financial Officer


April 11, 1996                          Larry L. Clark
- --------------                          -----------------------------------
                                        Larry L. Clark
                                        Vice President - Controller