Form 10-K
period 1996-05-31
CHAPARRAL STEEL CO
filed 1996-08-27
CIK 833226

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of August 9, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $55,568,325.

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                          COMMON STOCK - $.10 PAR VALUE
                     28,358,300 SHARES AS OF AUGUST 9, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MAY 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II.

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD OCTOBER 16, 1996, ARE INCORPORATED BY REFERENCE INTO PART III.

                     (Page 1 of 19 pages including Exhibits)

===============================================================================

                                TABLE OF CONTENTS

                                                                                   PAGE
                                     PART I

Item        1.    Business................................................           1

Item        2.    Properties..............................................           5

Item        3.    Legal Proceedings.......................................           5

Item        4.    Submission of Matters to a Vote of
                       Security Holders...................................           5


                                     PART II

Item        5.    Market for the Registrant's Common Equity and
                       Related Stockholder Matters........................           5

Item        6.    Selected Financial Data.................................           6

Item        7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................           6

Item        8.    Financial Statements and Supplementary Data.............           6

Item        9.    Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure................           6


                                    PART III

Item       10.    Directors and Executive Officers of the Registrant......           7

Item       11.    Executive Compensation..................................           9

Item       12.    Security Ownership of Certain Beneficial Owners
                       and Management.....................................           9

Item       13.    Certain Relationships and Related Transactions..........           9


                                     PART IV

Item       14.    Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K................................          10

                                     PART I

ITEM        1.    BUSINESS

                  (a)  General development of business

         Chaparral Steel Company (the "Company") was organized as a Delaware corporation in July 1973 by Texas Industries, Inc. ("TXI") and Co-Steel Inc.("Co-Steel"), a Canadian corporation, which owns steel mills in New Jersey, Canada and the United Kingdom. TXI is a New York Stock Exchange listed company which produces cement and concrete. At the time of the Company's organization, TXI and Co-Steel each owned a 50% interest in the Company. TXI owned 100% of the Company from November 1985 when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel, until July 1988 when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. The consolidated financial statements include the operations of Chaparral Steel Company, America Steel Transport and Castelite Steel Products, Inc.

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

         During fiscal 1992, commissioning was completed on a large beam mill which has expanded the existing product range up to include 24" wide-flange beams. The expansion was financed with long-term senior unsecured notes of $80 million.

PRODUCTS

         The Company's products are sold generally to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, mobile home and energy industries.

         The Company designed its bar and structural mills to efficiently produce bar mill products (28% of 1996 sales on a tonnage basis), structural mill products (46% of 1996 sales on a tonnage basis) and large beam mill products (26% of 1996 sales on a tonnage basis). The bar and structural mills can be modified, without substantial cost or delay, to change current product mix in order to comply with customer needs or changes in market conditions.

         After inspection, bundling and strapping, finished products are delivered by common carrier, customer-owned truck, rail or barge. The Company maintains an inventory of finished products based on anticipated short-term usage to provide prompt shipments to customers when possible.

         The following is a general description of the Company's products:

STRUCTURAL PRODUCT BUSINESS UNIT:

     BEAMS

         Beams are used for building construction and the non-building fabrication industries. Sales of beams currently constitute approximately 71% of the Company's sales on a tonnage basis. Beams produced by the Company's medium section mill include wide-flange beams (ranging in size from 4" x 4" to 14" x 6-3/4"), certain sizes of standard "I" beams and Bantam(TM) beams. Those beams are used in low-rise construction (up to five stories) and in various fabrication operations for industrial machinery and mobile home frames. The large beam mill has enabled the Company to produce wide-flange beams from 8" to 24" in diameter that are used in multi-story buildings, short-span bridges and other heavy industrial applications.

         The Company's products are predominately marketed in North America exclusively by Company salespersons. Approximately 50% of the Company's products are sold in Texas, Oklahoma, Louisiana and Arkansas. Other regional sales of the Company's products are approximately 15% in the midwest United States and approximately 13% in the southeastern United States. Rebar, merchant shapes and other products are sold principally to customers located in the southwestern United States. The Free Trade Agreements between the United States, Canada and Mexico may continue to favorably affect the Company's position as a supplier of certain steel products in the Canadian and Mexican markets. Export sales accounted for 4% of 1996 shipments.

BAR PRODUCT BUSINESS UNIT:

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

RAW MATERIALS AND ENERGY

         The Company's primary raw material is scrap steel, which includes shredded steel. The Company produces a major portion of its shredded steel requirements from its own shredder operation at the site of the steel mill. Shredded material, which constitutes approximately 41% of the Company's raw material mix, is produced by the Company at its facility and is primarily composed of crushed auto bodies purchased on the open market. Another grade of scrap steel is #1 Heavy, which constitutes approximately 25% of the Company's scrap steel requirements and is also purchased on the open market. Historically, the Company has had an adequate supply of scrap steel for its operations, and the Company believes that the supply of scrap steel will be adequate to meet future requirements. The purchase price of scrap steel is subject to market forces largely beyond the control of the Company. The Company has historically maintained a scrap inventory commensurate with market conditions.

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

MARKETING AND BACKLOG

         At present, the Company has approximately 1,700 customers. One customer accounted for 11% of the Company's sales in 1996. The commodity nature of certain of the Company's products is generally not characteristic of a long lead time order cycle. The Company does not believe that backlog is a significant factor in its business. While the Company has a small number of long-term customer contracts, most contracts are for quarterly customer requirements or for immediate shipment. Orders are generally filled within 45 days and are cancelable.

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

         The Company intends to comply with all legal requirements regarding the environment, but since many of them are not fixed, presently determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company's operations, future net income or financial condition.

EMPLOYEES

         At May 31, 1996, the Company had 1,183 employees.

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

Operating facilities are as follows:

                                                             (000's)
                                           (000's)         Production            Approximate
                                          Capacity             1996            square footage
                                            (Tons)            (Tons)            of facilities
                                          --------         ----------          --------------
                  Melting                   1,600             1,611               265,000
                  Rolling                   1,900             1,550               560,000


ITEM     3.       LEGAL PROCEEDINGS

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
                     STOCKHOLDER MATTERS

         Common stock market prices, dividends and certain other items as shown in the "Quarterly Stock Prices and Dividends" information located on page 15 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1996, are incorporated herein by reference. The restriction on the payment of dividends described in Note E to the Consolidated Financial Statements entitled "Long-Term Debt" on page 11 and 12 of the Registrant's Annual Report to Stockholders for the year ended May 31, 1996, is incorporated herein by reference.

ITEM     6.       SELECTED FINANCIAL DATA

         The "Selected Financial Data" on page five of the Registrant's Annual Report to Stockholders for the year ended May 31, 1996, is incorporated herein by reference.

ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages three and four of the Registrant's Annual Report to Stockholders for the year ended May 31, 1996, are incorporated herein by reference.

ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and Supplementary Data of the Registrant and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended May 31, 1996, are incorporated herein by reference:

         Consolidated Balance Sheets - May 31, 1996 and 1995 Consolidated Statements of Income - Years ended May 31, 1996,
              1995 and 1994
         Consolidated Statements of Cash Flows - Years ended May 31, 1996, 1995 and 1994
         Consolidated Statements of Stockholders' Equity - Years ended May 31,
              1996, 1995 and 1994
         Notes to Consolidated Financial Statements - May 31, 1996
         Quarterly Financial Information

ITEM     9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM       10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to "Election of Directors" on page two of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 16, 1996. Information on the directors and executive officers of the Registrant is presented below:

                                                          POSITIONS WITH REGISTRANT, OTHER
                    NAME                    AGE           EMPLOYMENT DURING LAST FIVE YEARS
                    ----                    ---           ---------------------------------
Robert D. Rogers........                    60         Chairman of the Board of the Company; President, Chief
                                                       Executive Officer and Director of TXI; Director of
                                                       Consolidated Freightways, Inc. (2)(3)

Gordon E. Forward.......                    60         President, Chief Executive Officer and Director;
                                                       Director of TXI (2)

Kenneth R. Allen........                    39         Director of Investor Relations of Chaparral Steel and
                                                       TXI; Treasurer of TXI

Dennis E. Beach.........                    57         Vice President - Administration

Larry L. Clark..........                    52         October 1993 to present, Vice President -  Controller
                                                       and Assistant Treasurer; 1976 to September 1993,
                                                       Controller and Assistant Treasurer

David A. Fournie........                    48         October 1995 to present, Vice President - Structural
                                                       Products Business Unit; 1992 to October 1995, Vice
                                                       President of Operations; 1990 to 1991, General Manager
                                                       - Medium Section Mill

Richard M. Fowler.......                    53         Vice President - Finance and Treasurer; Vice
                                                       President - Finance of TXI

H. Duff Hunt, III.......                    50         October 1995 to  present, Vice President - Recycled
                                                       Products Business Unit; 1993 to October 1995, General
                                                       Manager Operations - Melt Shop; 1992 to 1993, General
                                                       Manager - Engineering; 1990 to 1992, General Manager
                                                       Operations - Melt Shop

Richard T. Jaffre.......                    53         Vice President - Raw Materials / Transportation

Robert C. Moore.........                    62         Vice  President - General Counsel and Secretary; Vice
                                                       President - General Counsel and Secretary of TXI

Libor F. Rostik.........                    62         Vice President - Engineering

Peter H. Wright.........                    54         October 1995 to present, Vice President - Bar Products
                                                       Business Unit; 1991 to October 1995, Vice President -
                                                       Quality Control and SBQ Sales

Robert Alpert...........                    64         Director; Director of TXI and Consolidated
                                                       Freightways, Inc.; Chairman of the Board of Alpert
                                                       Companies (1)(3)

John M. Belk............                    76         Director; Chairman of the Board of Belk Stores
                                                       Services, Inc.; Director of Lowe's Companies, Inc. and
                                                       Coca-Cola Bottling Co. Consolidated (3)

Gerald R. Heffernan.....                    76         Director; President - G. R. Heffernan & Associates,
                                                       Ltd.

Eugenio Clariond Reyes..                    53         October 1993 to present, Director; Director General
                                                       and Chief Executive Officer, Grupo IMSA S. A.;
                                                       President, Mexico - U.S. Chamber of Commerce;
                                                       Director, Instituto Tecnologico y de Estudias
                                                       Superiores de Monterrey, A.C.(1)



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

         The "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" on pages five through nine of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 16, 1996, is incorporated herein by reference.

ITEM       12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The "Security Ownership of Certain Beneficial Owners" on page two and the "Security Ownership of Management" on page four of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 16, 1996, is incorporated herein by reference.

ITEM       13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No reportable transactions occurred between the Company and any director, nominee for director, officer or any affiliate of, or person related to, any of the foregoing since the beginning of the Company's last fiscal year (June 1, 1995).

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

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended May
                    31, 1996.

           (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

           (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 23rd day of August, 1996.

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

               Signatures                              Title                                Date
               ----------                              -----                                ----
        /s/ROBERT D. ROGERS*                    Chairman of the Board                August 23, 1996
        --------------------
        (Robert D. Rogers)



        /s/GORDON E. FORWARD                          President,                     August 23, 1996
        --------------------                    Chief Executive Officer
        (Gordon E. Forward)                          and Director


        /s/RICHARD M. FOWLER                       Vice President -                  August 23, 1996
        --------------------                     Finance and Treasurer
        (Richard M. Fowler)                       Chief Financial and
                                                   Accounting Officer


                                                       Director                      August 23, 1996
        --------------------
        (Robert Alpert)

                                                       Director                      August 23, 1996
        --------------------
        (John M. Belk)

        /s/GERALD R. HEFFERNAN*                      Director                       August 23, 1996
        --------------------------
        (Gerald R. Heffernan)

        /s/EUGENIO CLARIOND REYES*                   Director                       August 23, 1996
        --------------------------
        (Eugenio Clariond Reyes)

*By     /s/RICHARD M. FOWLER
        --------------------------
        (Richard M. Fowler)
        Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14 (a)(1) AND (2), (c) AND (d)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                             YEAR ENDED MAY 31, 1996

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                MIDLOTHIAN, TEXAS

                                    FORM 10-K

                      ITEM 14 (a)(1) and (2) and ITEM 14(d)

                   LIST OF FINANCIAL STATEMENTS AND SCHEDULES

         The following consolidated financial statements of Chaparral Steel Company included in the annual report of the Company to its stockholders for the year ended May 31, 1996, are incorporated by reference in Item 8:

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

         Consolidated Balance Sheets - May 31, 1996 and 1995
         Consolidated Statements of Income - Years ended May 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows - Years ended May 31, 1996,
           1995 and 1994
         Consolidated Statements of Stockholders' Equity - Years ended May 31,
           1996, 1995 and 1994
         Notes to Consolidated Financial Statements - May 31, 1996

         The following consolidated financial statement schedule for the years ended May 31, 1996, 1995 and 1994 is submitted herewith:



         Schedule II      -- Valuation and qualifying accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and therefore, have been omitted.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 For the Years Ended May 31, 1996, 1995 and 1994

                                 (In thousands)

                   Col. A                              Col. B           Col. C            Col. D            Col. E
                   ------                              ------           ------            ------            ------

                                                                       Additions
                                                     Balance at       Charged to                          Balance at
                                                      Beginning        Costs and                            End of
                Description                           of Period        Expenses          Deductions         Period
                -----------                          ----------       ----------         ----------       ----------
1996:
   Allowance for
         doubtful accounts........                   $2,468            $     635         $    255 (1)       $2,848

1995:
   Allowance for
         doubtful accounts........                   $3,848            $   1,440         $  2,820 (1)       $2,468

1994:
   Allowance for
         doubtful accounts........                   $3,425            $     800         $    377 (1)       $3,848



(1)     Uncollectible receivables written off.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                             EXHIBIT
- ------                                             -------
  11.             Statement re: computation of per share earnings.

  12.             Annual report to security  holders--Registrant's  annual report to security holders for its last fiscal year,  except for those  portions  thereof which are expressly  incorporated  by reference in this filing,  is furnished for the  information  of the Commission and is not to be deemed "filed" as part of this  filing.  Since the  financial  statements  in the report have been incorporated by reference in this filing,  the accountant's  certificate is manually signed in the signed copy of this filing.

  21.             Subsidiaries of the Registrant.

  23.             Consents of experts and counsel.

  24.             Power of Attorney for certain members of the Board of Directors.

  27.             Financial Data Schedule