Form 10-Q
period 1996-08-31
CHAPARRAL STEEL CO
filed 1996-10-11
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED AUGUST 31, 1996

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

                                 300 WARD ROAD
                            MIDLOTHIAN, TEXAS 76065

                           Telephone: (972) 775-8241


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     -----.
28,358,300 Shares of Common Stock, Par Value $.10 Outstanding at October 7,
1996.


                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                              Page
-----------------------------                                              ----
Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets--August 31,
            1996 and May 31, 1996                                            3

           Condensed consolidated statements of income--three
            months ended August 31, 1996 and 1995                            4

           Condensed consolidated statements of cash flows
            --three months ended August 31, 1996 and 1995                    5

           Notes to condensed consolidated financial statements
            --August 31, 1996                                                6

           Independent accountants' review report                            8

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   11
----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                             (Unaudited)
                                                             August 31,           May 31,
                                                               1996                1996
                                                             ----------           -------
                                                                    (In thousands)

         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $ 6,693            $ 20,014
     Trade accounts receivable, net of allowance
        of $2.7 million and $2.8 million, respectively          56,879              49,530
     Inventories                                               128,030             121,791
     Prepaid expenses                                           14,025               7,757
                                                              --------            --------
                     TOTAL CURRENT ASSETS                      205,627             199,092

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                 55,368              55,342
     Machinery and equipment                                   447,035             436,886
     Land                                                        1,288               1,288
                                                              --------            --------
                                                               503,691             493,516
         Less allowance for depreciation                      (287,055)           (279,447)
                                                              --------            --------
                                                               216,636             214,069
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $28.5 million
        and $27.3 million, respectively                         61,152              62,176
                                                              --------            --------
                                                              $483,415            $475,337
                                                              ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                    $32,422             $34,131
     Accrued interest payable                                    2,503               1,402
     Other accrued expenses                                     19,715              14,470
     Current portion of long-term debt                          12,379              12,366
                                                              --------            --------
                     TOTAL CURRENT LIABILITIES                  67,019              62,369

LONG-TERM DEBT                                                  66,702              66,697

DEFERRED INCOME TAXES
  AND OTHER CREDITS                                             51,603              51,306

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                                 -                   -
     Common stock, $.10 par value, 28,358,300 and
        28,707,400 shares outstanding, respectively              2,994               2,994
     Paid-in capital                                           178,517             178,517
     Retained earnings                                         133,781             126,885
     Cost of common stock in treasury                          (17,201)            (13,431)
                                                              --------            --------
                                                               298,091             294,965
                                                              --------            --------
                                                              $483,415            $475,337
                                                              ========            ========

See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                    Three months ended
                                                                         August 31,
                                                                  1996              1995
                                                                  ----              ----
                                                               (In thousands except per share)

Net sales                                                     $149,527            $138,141

Costs and expenses:
      Cost of sales (exclusive of items stated
          separately below)                                    118,865             112,081
      Depreciation and amortization                              8,872               8,088
      Selling, general and administrative                        7,344               5,732
      Interest                                                   2,144               2,620
      Other income                                              (1,062)             (1,106)
                                                             ---------           ---------


         INCOME BEFORE INCOME TAXES                             13,364              10,726

Provision for income taxes                                       5,050               4,298
                                                             ---------           ---------

         NET INCOME                                          $   8,314           $   6,428
                                                             =========           =========



Average shares outstanding - Note B                             28,904              29,803
                                                             =========           =========



Per common share:

        NET INCOME                                           $     .29           $     .22
                                                             =========           =========

        CASH DIVIDENDS                                       $     .05           $     .05
                                                             =========           =========



See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                         Three months ended
                                                                             August 31,
                                                                       1996             1995
                                                                       ----             ----
                                                                           (In thousands)
OPERATING ACTIVITIES
     Net income                                                      $ 8,314            $ 6,428
         Adjustments to reconcile net income to
             net cash provided (used) by operating activities:
                   Depreciation and amortization                       8,872              8,088
                   Deferred income taxes                                (563)              (378)
                   Other deferred credits                                860                359

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                               (7,349)            (2,014)
         Inventories                                                  (6,239)            (4,084)
         Prepaid expenses                                             (6,268)            (9,297)
         Trade accounts payable                                       (1,709)            (3,491)
         Accrued interest payable                                      1,101              1,066
         Other accrued expenses                                        5,245              3,276
                                                                     -------            -------
             Net cash provided (used) by operating activities          2,264                (47)

INVESTING ACTIVITIES
     Capital expenditures                                            (10,535)            (7,504)
     Other                                                               120                270
                                                                     -------            -------
             Net cash used in investing activities                   (10,415)            (7,234)

FINANCING ACTIVITIES
     Long-term borrowings                                                105                  -
     Repayments on long-term debt                                        (87)            (1,324)
     Purchase of treasury stock                                       (3,770)                 -
     Dividends paid                                                   (1,418)            (1,484)
                                                                     -------            ------
             Net cash used in financing activities                    (5,170)            (2,808)
                                                                     -------            -------

Decrease in cash and cash equivalents                                (13,321)           (10,089)
Cash and cash equivalents at beginning of period                      20,014             19,140
                                                                     -------            -------

Cash and cash equivalents at end of period                           $ 6,693            $ 9,051
                                                                     =======            =======


See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

August 31, 1996


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess was recorded as goodwill and additional paid-in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization included in other assets was $58.7 million and $59.2 million at August 31, 1996 and May 31, 1996, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.5 million and $.5 million in the three months ended August 31, 1996 and 1995, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Net income per common share is calculated based upon a weighted average of 28,904,000 and 29,803,000 shares outstanding at August 31, 1996 and 1995, respectively.

NOTE C - Income Tax Provision

The provision for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. Goodwill amortization was the primary reason for the difference between provision amounts and amounts computed by applying the statutory federal income tax rates.

NOTE D - Inventories

     Inventories consist of the following:


                                                               August 31,          May 31,
                                                                  1996              1996
                                                               ----------          ------
                                                                      (In thousands)
            Finished goods                                     $67,928             $64,962
            Work in process                                      9,653              11,851
            Raw materials                                       25,754              21,082
            Rolls and molds                                     16,439              20,693
            Supplies                                            21,430              16,377
            LIFO adjustment                                    (13,174)            (13,174)
                                                              --------            --------
                                                              $128,030            $121,791
                                                              ========            ========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $1.3 million and $2 million at August 31, 1996 and May 31, 1996, respectively. Amortization of $.7 million and $.8 million was recorded in the first quarter of fiscal 1997 and 1996, respectively, based on a five year period.

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

NOTE G - New Accounting Pronouncements

The adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", effective June 1, 1996, had no effect on the financial statements of the Company. The Company has elected to continue utilizing the accounting for stock issued to directors and employees prescribed by APB No. 25, and therefore, the required adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is expected to have no effect on the financial position or results of operations of the Company.

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 1996 and 1995, and the related condensed consolidated statements of income and cash flows for the three month periods ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                 Ernst & Young  LLP

September 18, 1996

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

         Comparison of operations and financial condition for the quarter ended August 31, 1996, to the quarter ended August 31, 1995.

RESULTS OF OPERATIONS

An increase in shipments of 7% and a $5 increase in average selling price in the first quarter resulted in a $11.4 million increase in net sales compared to the same period in the prior year. The stable demand for our structural products continued in the summer quarter due to the continued strength in the construction and manufactured housing industries. Imports of wide-flange beams into the North American market have increased this year compared to the prior year. This is expected to have a short-term negative effect on the domestic supply-demand balance as price reductions have been announced for some structural products. Demand and prices for bar products have stabilized recently, but prices are 10% below those of the prior year quarter. Bar Products business unit margins should improve due to the anticipated recovery in the Special Bar Quality market and as the Company shifts its product mix to Special Bar Quality products.

Cost of sales (exclusive of depreciation and amortization) increased $6.8 million to $118.9 million for the three month period ended August 31, 1996, compared to the same period in the prior year. The increase was predominately caused by an increase in shipments of 25,000 tons and higher scrap costs. Scrap prices are expected to decline in the 2nd quarter of 1997. Combined rolling conversion costs decreased from the prior year period due to operating efficiencies.

Depreciation expense increased from the prior year period due to increased levels of capital spending. Depreciation is computed using the straight-line method over the estimated useful lives of the property. Amortization of goodwill and commissioning costs were unchanged from the prior year.

Selling, general and administrative expense increased $1.6 million in the three month period ended August 31, 1996, compared to the prior year period primarily due to increases in employee incentive programs which are based on profitability and employee training programs.

Interest expense decreased $.5 million in the three month period ended August 31, 1996, compared to the same period in the prior year. Interest expense in the current period was reduced due to repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $2.1 million to an all-time high of $138.6 million at August 31, 1996. The increase in net income of $1.9 million provided additional working capital in the first three months of fiscal 1997. Accounts receivable increased $7.3 million from the prior fiscal year-end due in part to changes in the Company's cash discount policy. August 31, 1996 inventories increased $6.2 million primarily as raw material levels rose as the Company anticipated higher prices in the fall of 1996. Finished goods increased due to better levels of production brought about by a shorter shutdown period in the summer of 1996. Prepaid expenses increased $6.3 million due to shutdown spending completed in July 1996. Other accrued expenses increased $5.2 million to $19.7 million due to an increase in the accrual for federal income tax. The other components of working capital were virtually unchanged from the previous fiscal year-end. As a result, cash and cash equivalents decreased $13.3 million after the Company bought $10.5 million of capital additions, purchased $3.8 million of treasury stock and paid cash dividends of $1.4 million.

Capital expenditures for the three months ended August 31, 1996, totaled $10.5 million and are expected to be in the range of $40-$50 million in fiscal 1997. Total anticipated spending includes upgrades for the Recycled Products and Bar Products business units of approximately $25 million.

The Company's capitalization of $364.8 million at August 31, 1996, consisted of $66.7 million of long-term debt and $298.1 million of stockholders' equity.
The current portion of long-term debt totaled $12.4 million at August 31, 1996. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $23 million during the next twelve months.

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

The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1997 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1997. If additional funds are required to support the short-term operations or to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

All statements other than statements of historical fact contained in this 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and results of operations are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove correct.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

                (11) Statement re:  Computation of earnings per share

                (15) Letter re:  Unaudited interim financial information

                (27) Financial Data Schedule

         The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHAPARRAL STEEL COMPANY




October 7, 1996                          /s/ Richard M. Fowler
---------------                          ---------------------------
                                         Richard M. Fowler
                                         Vice President - Finance
                                         and Treasurer


October 7, 1996                          /s/ Larry L. Clark
---------------                          ---------------------------
                                         Larry L. Clark
                                         Vice President - Controller
                                         and Assistant Treasurer

                                EXHIBIT INDEX


     EXHIBIT NO.                      DESCRIPTION
     -----------                      -----------

         11           Statement re:  Computation of earnings per share

         15           Letter re:  Unaudited interim financial information

         27           Financial Data Schedule