Form 10-Q
period 1996-11-30
CHAPARRAL STEEL CO
filed 1997-01-09
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 1996

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

                                 300 WARD ROAD
                            MIDLOTHIAN, TEXAS 76065

                           Telephone: (972) 775-8241


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No ____.

28,368,400 Shares of Common Stock, Par Value $.10 Outstanding at January 8,
1997.


                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                                        Page
-----------------------------                                                        ----
Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets--November 30,
               1996 and May 31, 1996                                                  3

             Condensed consolidated statements of income--three and six
               months ended November 30, 1996 and 1995                                4

             Condensed consolidated statements of cash flows
               --six months ended November 30, 1996 and 1995                          5

             Notes to condensed consolidated financial statements
               --November 30, 1996                                                    6

             Independent accountants' review report                                   8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        9


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                          11

Item 6.  Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                            11
----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                            (Unaudited)
                                                            November 30,          May 31,
                                                                1996               1996
                                                            ----------         ----------
                                                                   (In thousands)
         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    9,345         $   20,014
  Trade accounts receivable, net of allowance
     of $1.9 million and $2.8 million, respectively             58,349             49,530
  Inventories                                                  135,449            121,791
  Prepaid expenses                                              11,503              7,757
                                                            ----------         ----------
         TOTAL CURRENT ASSETS                                  214,646            199,092

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                    55,797             55,342
  Machinery and equipment                                      453,002            436,886
  Land                                                           1,288              1,288
                                                            ----------         ----------
                                                               510,087            493,516
      Less allowance for depreciation                         (294,677)          (279,447)
                                                            ----------         ----------
                                                               215,410            214,069
OTHER ASSETS
  Goodwill, commissioning costs and other assets,
     net of accumulated amortization of $29.8 million
     and $27.3 million, respectively                            59,889             62,176
                                                            ----------         ----------
                                                            $  489,945         $  475,337
                                                            ==========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                    $   29,824         $   34,131
  Accrued interest payable                                       1,382              1,402
  Other accrued expenses                                        23,436             14,470
  Current portion of long-term debt                             12,459             12,366
                                                            ----------         ----------
              TOTAL CURRENT LIABILITIES                         67,101             62,369

LONG-TERM DEBT                                                  66,893             66,697

DEFERRED INCOME TAXES
  AND OTHER CREDITS                                             51,180             51,306

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000
     authorized, none outstanding                                    -                 -
  Common stock, $.10 par value, 28,363,400 and
     28,707,400 shares outstanding, respectively                 2,994              2,994
  Paid-in capital                                              178,526            178,517
  Retained earnings                                            140,411            126,885
  Cost of common stock in treasury                             (17,160)           (13,431)
                                                            ----------         ----------
                                                               304,771            294,965
                                                            ----------         ----------
                                                            $  489,945         $  475,337
                                                            ==========         ==========
See notes to condensed consolidated financial statements.

(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                          Three months ended          Six months ended
                                                             November 30,              November 30,
                                                            1996       1995          1996        1995
                                                            ----       ----          ----        ----
                                                                 (In thousands except per share)
Net sales                                                $ 143,637   $ 154,990      $ 293,164   $ 293,131

Costs and expenses:
      Cost of sales (exclusive of items stated
         separately below)                                 113,497     121,367        232,362     233,448
      Depreciation and amortization                          8,879       8,090         17,751      16,178
      Selling, general and administrative                    7,259       6,778         14,603      12,510
      Interest                                               2,182       2,618          4,326       5,238
      Other income                                            (752)     (1,137)        (1,814)     (2,243)
                                                         ---------   ---------      ---------   ---------
                                                           131,065     137,716        267,228     265,131

         INCOME BEFORE INCOME TAXES                         12,572      17,274         25,936      28,000

Provision for income taxes                                   4,524       6,789          9,574      11,087
                                                         ---------   ---------      ---------   ---------


         NET INCOME                                      $   8,048   $  10,485      $  16,362   $  16,913
                                                         =========   =========      =========   =========

Average shares outstanding                                  28,708      29,749         28,806      29,777
                                                         =========   =========      =========   =========


Per common share:

         NET INCOME                                      $     .28   $     .35      $     .57   $     .57
                                                         =========   =========      =========   =========

         CASH DIVIDENDS                                  $     .05   $     .05      $     .10   $     .10
                                                         =========   =========      =========   =========




See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                              Six months ended
                                                                                 November 30,
                                                                           1996               1995
                                                                           ----               ----
                                                                                (In thousands)
OPERATING ACTIVITIES
     Net income                                                          $ 16,362          $  16,913
         Adjustments to reconcile net income to
             net cash provided by operating activities:
                 Depreciation and amortization                             17,751             16,178
                 Deferred income taxes                                       (988)              (905)
                 Other deferred credits                                       862                662

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                                    (8,819)               537
         Inventories                                                      (13,658)            (5,488)
         Prepaid expenses                                                  (3,746)            (4,669)
         Trade accounts payable                                            (4,307)            (7,422)
         Accrued interest payable                                             (20)               (39)
         Other accrued expenses                                             8,966              7,522
                                                                         --------          ---------
                 Net cash provided by operating activities                 12,403             23,289

INVESTING ACTIVITIES
     Capital expenditures                                                 (17,276)           (10,262)
     Other                                                                    521                417
                                                                         --------          ---------
                 Net cash used in investing activities                    (16,755)            (9,845)

FINANCING ACTIVITIES
     Long-term borrowings                                                     456                 52
     Repayments on long-term debt                                            (167)            (1,403)
     Purchase of treasury stock                                            (3,770)            (6,402)
     Dividends paid                                                        (2,836)            (2,968)
                                                                         --------          ---------
                 Net cash used in financing activities                     (6,317)           (10,721)
                                                                         --------          ---------

Increase (decrease) in cash and cash equivalents                          (10,669)             2,723
Cash and cash equivalents at beginning of period                           20,014             19,140
                                                                         --------          ---------

Cash and cash equivalents at end of period                               $  9,345          $  21,863
                                                                         ========          =========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

November 30, 1996


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.


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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess was recorded as goodwill and additional paid- in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization included in other assets was $58.2 million, $59.2 million and $61.2 million at November 30, 1996, May 31, 1996 and 1995, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.5 million and $1.0 million in the three and six months ended November 30, 1996 and 1995, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Net income per common share is calculated based upon a weighted average shares outstanding.

NOTE C - Income Tax Provision

The provision for income taxes has been calculated on the basis of an estimated annual rate. The current year effective tax rates declined from the prior year due to a decrease in the state tax provision. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

NOTE D - Inventories

     Inventories consist of the following:
                                              November 30,       May 31,
                                                  1996             1996
                                                  ----             ----
                                                     (In thousands)
        Finished goods                        $   80,196       $   64,962
        Work in process                           10,377           11,851
        Raw materials                             18,833           21,082
        Rolls and molds                           21,594           20,693
        Supplies                                  16,986           16,377
        LIFO adjustment                          (12,537)         (13,174)
                                              ----------       ----------
                                              $  135,449       $  121,791
                                              ==========       ==========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $.5 million and $2 million at November 30, 1996 and May 31, 1996, respectively. Amortization of $1.5 million was recorded in the first six months of fiscal 1997 and 1996, respectively, based on a five year period.

NOTE F - Contingencies

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emission, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company could be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal, state or local laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

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

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 1996, and the related condensed consolidated statements of income for the three month and six month periods ended November 30, 1996 and November 30, 1995, and the condensed consolidated statements of cash flows for the six month periods ended November 30, 1996 and November 30, 1995. These financial statements are the responsibility of the Company's management.

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




                                                              Ernst & Young  LLP
Dallas, Texas
December 19, 1996

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the three and six months ended November 30, 1996 to the three and six months ended November 30, 1995.

RESULTS OF OPERATIONS

A 28,000 ton decrease in shipments resulted in an $11.4 million decrease in net sales in the three month period ended November 30, 1996 compared to the same quarter in the prior year. Net sales were virtually unchanged at $293.2 million in the six month period ended November 30, 1996 as average selling price and shipments were comparable to those in the prior year. Although structural shipments decline by 14% from the November 1995 quarter, U.S. nonresidential construction activity remains consistent with a relatively stable and satisfactory level of demand. However, construction volume is generally dependent on the health of the economy and changes in interest rates.
Shipments of bar products rebounded in the November 1996 quarter due to increased demand from fabricators.

Cost of sales (exclusive of depreciation and amortization) decreased $7.9 million to $113.5 million for the three month period ended November 30, 1996 compared to the same period in the prior year. The decrease was predominately caused by the decrease in shipments of 28,000 tons. Cost of sales decreased $1.1 million to $232.4 million for the six month period ended November 30, 1996 compared to the same period in the prior year due primarily to a 3,000 ton decrease in shipments offset by slightly higher scrap costs. Scrap prices are expected to follow their seasonal pattern of moving slightly upward during the winter but are expected to moderate in the spring.

Depreciation expense increased from the prior year periods due to increased levels of capital spending. Depreciation is computed using the straight-line method over the estimated useful lives of the property. Amortization of goodwill and commissioning costs were unchanged from the levels in the prior year.

Selling, general and administrative expense increased $.5 million and $2.1 million in the three and six month periods ended November 30, 1996 compared to the prior year periods primarily due to increases in employee incentive programs which are based on profitability.

Interest expense decreased $.4 million and $.9 million in the three and six month periods ended November 30, 1996 compared to the same periods in the prior year. Interest expense in the current periods was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. The current year effective tax rates declined from the prior year due to a decrease in the state tax provision. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $10.8 million to an all-time high of $147.5 million at November 30, 1996. Net income of $16.4 million provided additional working capital in the first six months of fiscal 1997. Accounts receivable increased $8.8 million from the prior fiscal year-end due to changes in the Company's discount policy. Inventories increased $13.7 million due to record production in the melt shop and reduced shipments in the November 1996 quarter as steel service centers decreased their inventories. Accounts payable decreased $4.3 million to a more normal level of $29.8 million at November 30, 1996. Other accrued expenses increased $9 million to $23.4 million due to increases in accruals for income and property taxes. The other components of working capital were virtually unchanged from the previous fiscal year-end. Net cash provided by operating activities in the six months ended November 30, 1996 decreased by $10.9 million due primarily to the change in net cash provided by accounts receivable and inventories described above. As a result, cash and cash equivalents decreased $10.7 million from the previous fiscal year-end after the Company bought $17.3 million of capital additions, purchased $3.8 million of treasury stock and paid cash dividends of $2.8 million.

Capital expenditures for the six months ended November 30, 1996 totaled $17.3 million and are estimated to be approximately $40 million in fiscal 1997. The anticipated spending includes upgrades for the Recycled Products and Bar Products business units of approximately $20 million.

The Company's capitalization of $371.7 million at November 30, 1996, consisted of $66.9 million of long-term debt and $304.8 million of stockholders' equity. The current portion of long-term debt totaled $12.5 million at November 30, 1996. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $22 million during the next twelve months.

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

Effective January 1, 1997, the Company has a short-term credit facility with a bank totaling $10 million which will expire December 31, 1997 if not renewed by the banks or the Company. The Company believes that it will be able to renew this credit facility or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided by operations in fiscal 1997 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1997.
If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of the Stockholders held October 16, 1996, stockholders elected as Directors if the Company, Robert Alpert, John M. Belk, Gordon E. Forward, Gerald R. Heffernan, Eugenio Clariond Reyes and Robert D. Rogers, to terms expiring in 1997. Votes cast to elect the Directors were as follows:

                                                        Shares withheld
                                 Shares for               and against
                                 ----------               -----------
    Robert Alpert                 27,887,492                 18,350
    John M. Belk                  27,886,192                 19,650
    Gordon E. Forward             27,868,492                 37,350
    Gerald R. Heffernan           27,885,892                 19,950
    Eugenio Clariond Reyes        27,883,202                 22,640
    Robert D. Rogers              27,870,192                 35,650


    Item 6. Exhibits and Reports on Form 8-K.

    The following exhibits are included herein:

            (11) Statement re:  Computation of earnings per share

            (15) Letter re:  Unaudited interim financial information

            (27) Financial Data Schedule

    The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        CHAPARRAL STEEL COMPANY




January 9, 1997                         /s/ RICHARD M. FOWLER
---------------                         -----------------------------
                                        Richard M. Fowler
                                        Vice President-Finance
                                        and Treasurer


January 9, 1997                         /s/ LARRY L. CLARK
---------------                         -----------------------------
                                        Larry L. Clark
                                        Vice President - Controller
                                        and Assistant Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
(11)     Statement re:  Computation of earnings per share

(15)     Letter re:  Unaudited interim financial information

(27)     Financial Data Schedule