Form 10-Q
period 1997-02-28
CHAPARRAL STEEL CO
filed 1997-04-10
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED FEBRUARY 28, 1997

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

                                 300 WARD ROAD
                            MIDLOTHIAN, TEXAS 76065

                           Telephone: (972) 775-8241


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____.

28,386,000 Shares of Common Stock, Par Value $.10 Outstanding at April 8, 1997.


                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY



PART I. FINANCIAL INFORMATION                                                 Page
Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets--February 28,
                1997 and May 31, 1996                                          3

              Condensed consolidated statements of income--three and nine
                months ended February 1997 and 1996                            4

              Condensed consolidated statements of cash flows
                 --nine months ended February 1997 and 1996                    5

              Notes to condensed consolidated financial statements
                 --February 28, 1997                                           6

              Independent accountants' review report                           8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    11

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                           (Unaudited)
                                                           February 28,   May 31,
                                                              1997         1996
                                                            ---------    ---------
                                                                (In thousands)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                              $     586    $  20,014
     Trade accounts receivable, net of allowance
        of $2 million and $2.8 million, respectively           68,815       49,530
     Inventories                                              135,864      121,791
     Prepaid expenses                                          11,471        7,757
                                                            ---------    ---------
                  TOTAL CURRENT ASSETS                        216,736      199,092

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                56,255       55,342
     Machinery and equipment                                  460,459      436,886
     Land                                                       1,288        1,288
                                                            ---------    ---------
                                                              518,002      493,516
         Less allowance for depreciation                     (302,101)    (279,447)
                                                            ---------    ---------
                                                              215,901      214,069
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $30.8 million
        and $27.3 million, respectively                        58,883       62,176
                                                            ---------    ---------
                                                            $ 491,520    $ 475,337
                                                            =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                 $  30,778    $  34,131
     Accrued interest payable                                   2,395        1,402
     Other accrued expenses                                    20,580       14,470
     Current portion of long-term debt                         12,454       12,366
                                                            ---------    ---------
                  TOTAL CURRENT LIABILITIES                    66,207       62,369

LONG-TERM DEBT                                                 60,639       66,697

DEFERRED INCOME TAXES
     AND OTHER CREDITS                                         51,410       51,306

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                             --           --
     Common stock, $.10 par value, 28,386,100 and
        28,707,400 shares outstanding, respectively             2,994        2,994
     Paid-in capital                                          178,546      178,517
     Retained earnings                                        148,698      126,885
     Cost of common stock in treasury                         (16,974)     (13,431)
                                                            ---------    ---------
                                                              313,264      294,965
                                                            ---------    ---------
                                                            $ 491,520    $ 475,337
                                                            =========    =========



See notes to condensed consolidated financial statements

(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                   Three months ended         Nine months ended
                                                        February                   February
                                                   1997         1996          1997         1996
                                                 ---------    ---------    ---------    ---------
                                                         (In thousands except per share)
Net sales                                        $ 147,715    $ 158,954    $ 440,879    $ 452,085

Costs and expenses:
      Cost of sales (exclusive of items stated
         separately below)                         114,977      124,054      347,339      357,502
      Depreciation and amortization                  8,452        8,091       26,203       24,269
      Selling, general and administrative            6,919        7,116       21,522       19,626
      Interest                                       2,069        2,474        6,395        7,712
      Other income                                    (494)      (1,480)      (2,308)      (3,723)
                                                 ---------    ---------    ---------    ---------
                                                   131,923      140,255      399,151      405,386

         INCOME BEFORE INCOME TAXES                 15,792       18,699       41,728       46,699

Provision for income taxes                           6,086        6,804       15,660       17,891
                                                 ---------    ---------    ---------    ---------


         NET INCOME                              $   9,706    $  11,895    $  26,068    $  28,808
                                                 =========    =========    =========    =========


Average shares outstanding                          28,639       29,423       28,753       29,658
                                                 =========    =========    =========    =========


Per common share:

         NET INCOME                              $     .34    $     .41    $     .91    $     .98
                                                 =========    =========    =========    =========

         CASH DIVIDENDS                          $     .05    $     .05    $     .15    $     .15
                                                 =========    =========    =========    =========



See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                            Nine months ended
                                                                February
                                                            1997        1996
                                                           --------    --------
                                                             (In thousands)
OPERATING ACTIVITIES
     Net income                                            $ 26,068    $ 28,808
         Adjustments to reconcile net income to
             net cash provided by operating activities:
                  Depreciation and amortization              26,203      24,269
                  Deferred income taxes                      (1,313)     (1,471)
                  Other deferred credits                      1,417         985

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                     (19,285)     (8,825)
         Inventories                                        (14,073)     (7,546)
         Prepaid expenses                                    (3,714)       (659)
         Trade accounts payable                              (3,353)     (8,718)
         Accrued interest payable                               993         948
         Other accrued expenses                               6,110       4,682
                                                           --------    --------
               Net cash provided by operating activities     19,053      32,473

INVESTING ACTIVITIES
     Capital expenditures                                   (25,590)    (14,340)
     Other                                                    1,105       1,575
                                                           --------    --------
               Net cash used in investing activities        (24,485)    (12,765)

FINANCING ACTIVITIES
     Long-term borrowings                                       456          52
     Repayments on long-term debt                            (6,427)     (7,619)
     Purchase of treasury stock                              (3,770)     (6,402)
     Dividends paid                                          (4,255)     (4,424)
                                                           --------    --------
               Net cash used in financing activities        (13,996)    (18,393)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents            (19,428)      1,315
Cash and cash equivalents at beginning of period             20,014      19,140
                                                           --------    --------

Cash and cash equivalents at end of period                 $    586    $ 20,455
                                                           ========    ========



See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

February 28, 1997


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess was recorded as goodwill and additional paid-in-capital. During May 1995, the Company recorded a $9.4 million adjustment to the original amount of goodwill. The amount of goodwill, net of accumulated amortization included in other assets was $57.7 million, $59.2 million and $61.2 million at February 28, 1997, May 31, 1996 and 1995, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.5 million and $1.5 million in the three and nine months ended February 1997 and 1996, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

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

NOTE D - Inventories

         Inventories consist of the following:

                                     February 28,    May 31,
                                        1997          1996
                                      ---------    ---------
                                          (In thousands)
            Finished goods            $  82,555    $  64,962
            Work in process              10,470       11,851
            Raw materials                13,587       21,082
            Rolls and molds              22,535       20,693
            Supplies                     18,854       16,377
            LIFO adjustment             (12,137)     (13,174)
                                      ---------    ---------
                                      $ 135,864    $ 121,791
                                      =========    =========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. The amounts of commissioning costs (net of amortization) were $-0- and $2 million at February 28, 1997 and May 31, 1996, respectively. Amortization of $2 million and $2.3 million was recorded in the first nine months of fiscal 1997 and 1996, respectively, based on a five year period.

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

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 28, 1997, and the related condensed consolidated statements of income for the three month and nine month periods ended February 28, 1997 and February 29, 1996, and the condensed consolidated statements of cash flows for the nine month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
March 20, 1997

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the three and nine months ended February 28, 1997 to the three and nine months ended February 29, 1996.

RESULTS OF OPERATIONS

A 22,000 ton decrease in shipments coupled with a $7 decrease in selling prices resulted in an $11.2 million decrease in net sales in the three month period ended February 28, 1997 compared to the same quarter in the prior year. Net sales decreased $11.2 million to $440.9 million in the nine month period ended February 28, 1997 as shipments decreased 25,000 tons compared to those in the prior year. Shipments of bar products improved in the February 1997 quarter due to steady demand from fabricators. Although structural shipments declined by 12% from the February 1996 quarter, U.S. nonresidential construction activity remains consistent with a relatively stable and satisfactory level of demand. However, construction volume is generally dependent on the health of the economy and changes in interest rates.

Cost of sales (exclusive of depreciation and amortization) decreased $9.1 million to $115 million for the three month period ended February 28, 1997 compared to the same period in the prior year. The decrease was predominately caused by the decrease in shipments of 22,000 tons and a $7 per ton decrease in cost of sales. Cost of sales decreased $10.2 million to $347.3 million for the nine month period ended February 28, 1997 compared to the same period in the prior year due primarily to the 25,000 ton decrease in shipments as per ton costs were unchanged from the prior year. Scrap prices stabilized in the winter months but are expected to move slightly upward during the spring.

Depreciation expense increased from the prior year periods due to increased levels of capital spending. Depreciation is computed using the straight-line method over the estimated useful lives of the property. Amortization of goodwill and commissioning costs decreased from the levels in the prior year due to the completed amortization of commissioning costs for the large beam mill.

Selling, general and administrative expense increased $1.9 million in the nine month period ended February 28, 1997 compared to the prior year periods primarily due to increases in long-term employee incentive programs which are based on profitability.

Interest expense decreased $.4 million and $1.3 million in the three and nine month periods ended February 28, 1997 compared to the same periods in the prior year. Interest expense in the current periods was reduced by repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. The current year effective tax rates declined from the prior year due to a decrease in the state tax provision. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased $13.8 million to an all-time high of $150.5 million at February 28, 1997. Net income of $26.1 million provided additional working capital in the first nine months of fiscal 1997. Accounts receivable increased $19.3 million from the prior fiscal year-end due to changes in the Company's discount policy. Inventories increased $14.1 million due to record production in the melt shop and shipments in the February 1997 quarter below the record levels of the previous year. Other accrued expenses increased $6.1 million to $20.6 million due to increases in accruals for income taxes and employee incentives. The other components of working capital were virtually unchanged from the previous fiscal year-end. Net cash provided by operating activities in the nine months ended February 28, 1997 decreased by $13.4 million due primarily to the change in net cash used by accounts receivable and inventories described above. As a result, cash and cash equivalents decreased $19.4 million from the previous fiscal year-end after the Company bought $25.6 million of capital additions, repaid $6.4 million of long-term debt, purchased $3.8 million of treasury stock and paid cash dividends of $4.3 million.

Capital expenditures for the nine months ended February 28, 1997 totaled $25.6 million and are estimated to be approximately $40 million in fiscal 1997. The anticipated spending includes upgrades for the Recycled Products and Bar Products business units of approximately $20 million.

The Company's capitalization of $373.9 million at February 28, 1997, consisted of $60.6 million of long-term debt and $313.3 million of stockholders' equity. The current portion of long-term debt totaled $12.5 million at February 28, 1997. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $22 million during the next twelve months.

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

Effective January 1, 1997, the Company has a short-term credit facility with a bank totaling $10 million which will expire December 31, 1997 if not renewed by the bank or the Company. The Company believes that it will be able to renew this credit facility or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided by operations in fiscal 1997 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1997. If additional funds are required to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

                  (11) Statement re:  Computation of earnings per share

                  (15) Letter re:  Unaudited interim financial information

                  (27) Financial Data Schedule

         The Registrant did not file any reports on Form 8-K during the three months ended February 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHAPARRAL STEEL COMPANY




April 10, 1997                                  /s/ Richard M. Fowler
--------------                                  -------------------------------
                                                Richard M. Fowler
                                                Vice President - Finance
                                                and Treasurer


April 10, 1997                                  /s/ Larry L. Clark
--------------                                  -------------------------------
                                                Larry L. Clark
                                                Vice President - Controller
                                                and Assistant Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
11        Statement re: Computation of Earnings per share.

15        Letter re:  Unaudited interim financial information

27        Financial Data Schedule