Form 10-K
period 1997-05-31
CHAPARRAL STEEL CO
filed 1997-07-23
CIK 833226

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

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

      Registrant's telephone number, including area code: A/C 972 775-8241
          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                  WHICH REGISTERED
COMMON STOCK, PAR VALUE $.10                         NEW YORK STOCK EXCHANGE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of July 14, 1997, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $66,531,072.

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                         COMMON STOCK - $.10 PAR VALUE
                     28,453,963 SHARES AS OF JULY 14, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                    (Page 1 of 39 pages including Exhibits)

===============================================================================

                               TABLE OF CONTENTS


                                                                           PAGE
                                     PART I

Item 1.    Business........................................................  1

Item 2.    Properties......................................................  4

Item 3.    Legal Proceedings...............................................  5

Item 4.    Submission of Matters to a Vote of
             Security Holders..............................................  5

                                    PART II


Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters...................................  6

Item 6.    Selected Financial Data.........................................  6

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  7

Item 8.    Financial Statements and Supplementary Data..................... 10

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............. 22

Item 11.   Executive Compensation.......................................... 24

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management................................................ 28

Item 13.   Certain Relationships and Related Transactions.................. 30

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K........................................... 31

                                     PART I

ITEM 1.  BUSINESS

                  (a)  General development of business

         Chaparral Steel Company (the "Company") was organized as a Delaware corporation in July 1973 by Texas Industries, Inc. ("TXI") and Co-Steel Inc.("Co-Steel"), a Canadian corporation, which owns steel mills in New Jersey, Canada and the United Kingdom. TXI is a New York Stock Exchange listed company which produces cement and concrete. At the time of the Company's organization, TXI and Co-Steel each owned a 50% interest in the Company. TXI owned 100% of the Company from November 1985 when it acquired the remaining 50% of the outstanding securities of the Company from Co-Steel, until July 1988 when approximately 19.8% of the outstanding securities were sold in an initial public offering of common stock by the Company. In April 1997, the Company announced plans to construct a new structural steel mill in the eastern United States. The new mill's annual capacity is planned to exceed one million tons and incorporate various technologies developed at the Texas facility. The consolidated financial statements include the operations of Chaparral Steel Company, America Steel Transport, and Castelite Steel Products, Inc.

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

         The Company designed its bar and structural mills to efficiently produce bar mill products (33% of 1997 sales on a tonnage basis), structural mill products (42% of 1997 sales on a tonnage basis) and large beam mill products (25% of 1997 sales on a tonnage basis). The bar and structural mills can be modified, without substantial cost or delay, to change current product mix in order to comply with customer needs or changes in market conditions.

         After inspection, bundling and strapping, finished products are delivered by common carrier, customer-owned truck, rail or barge. The Company maintains an inventory of finished products based on anticipated short-term usage to provide prompt shipments to customers when possible.

STRUCTURAL PRODUCTS BUSINESS UNIT:

     BEAMS

         Beams are used for building construction and the non-building fabrication industries. Sales of beams currently constitute approximately 67% of the Company's sales on a tonnage basis. Beams produced by the Company's medium section mill include wide-flange beams (ranging in size from 4" x 4" to 14" x 6-3/4"), certain sizes of standard "I" beams and Bantam(TM) beams. Those beams are used in low-rise construction (up to five stories) and in various fabrication operations for industrial machinery and mobile home frames. The large beam mill has enabled the Company to produce wide-flange beams from 8" to 24" in diameter that are used in multi-story buildings, short-span bridges and other heavy industrial applications.

BAR PRODUCTS BUSINESS UNIT:

     REINFORCING BAR

         The Company produces all commercial sizes of rebar from 3/8" diameter to 1-3/8" diameter for use in construction applications ranging from highway and public works projects to residential and high-rise construction.

     SPECIAL BAR AND MERCHANT QUALITY ROUNDS

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

         The Company's products are predominately marketed in North America exclusively by Company salespersons. Approximately 52% of the Company's products are sold in Texas, Oklahoma, Louisiana and Arkansas. Other regional sales of the Company's products are approximately 15% in the midwest United States and approximately 12% in the southeastern United States. Rebar, merchant shapes and other products are sold principally to customers located in the southwestern United States. Rebar, merchant shapes and other products are sold principally to customers located in the southwestern United States. The Free Trade Agreements between the United States, Canada and Mexico may continue to favorably affect the Company's position as a supplier of certain steel products in the Canadian and Mexican markets. Export sales accounted for 3% of 1997 shipments.

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

RAW MATERIALS AND ENERGY

         The Company's primary raw material is scrap steel, which includes shredded steel. The Company produces a major portion of its shredded steel requirements from its own shredder operation at the site of the steel mill. Shredded material, which constitutes approximately 41% of the Company's raw material mix, is produced by the Company at its facility and is primarily composed of crushed auto bodies purchased on the open market. Another grade of scrap steel is #1 Heavy, which constitutes approximately 28% of the Company's scrap steel requirements and is also purchased on the open market. Historically, the Company has had an adequate supply of scrap steel for its operations, and the Company believes that the supply of scrap steel will be adequate to meet future requirements. The purchase price of scrap steel is subject to market forces largely beyond the control of the Company. The Company has historically maintained a scrap inventory commensurate with market conditions.

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

MARKETING AND BACKLOG

         At present, the Company has approximately 762 customers. One customer accounted for approximately 12% of the Company's sales in 1997. The commodity nature of certain of the Company's products is generally not characteristic of a long lead time order cycle. The Company does not believe that backlog is a significant factor in its business. While the Company has a small number of long-term customer contracts, most contracts are for quarterly customer requirements or for immediate shipment. Orders are generally filled within 45 days and are cancelable.

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

EMPLOYEES

         At May 31, 1997, the Company had 1,318 employees.

ITEM 2.  PROPERTIES

         The Company's original steel mill facility completed in 1975 in Midlothian, Texas, consisted of an electric arc furnace and a rolling mill. In 1982, a major expansion of the steel mill added an additional electric arc furnace and rolling mill that produced medium-sized structural products. In 1992, a large beam mill was commissioned that resulted in excess rolling capacity over the production capacity of the melting operation. The Company's real property, plant and equipment are subject to liens securing its long-term debt.

Operating facilities are as follows:

                                              (000's)
                               (000's)      Production         Approximate
                              Capacity         1997          square footage
                               (Tons)         (Tons)          of facilities
                              --------      ----------       --------------
                  Melting      1,800          1,683              265,000
                  Rolling      1,900          1,597              560,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

                                                 POSITIONS WITH REGISTRANT, OTHER
            NAME                  AGE            EMPLOYMENT DURING LAST FIVE YEARS
            ----                  ---            ---------------------------------
Robert D. Rogers..............    61    Chairman of the Board of the Company; President,
                                              Chief Executive Officer and Director of TXI

Gordon E. Forward.............    61    President, Chief Executive Officer and Director;
                                              Director of TXI

Kenneth R. Allen..............    40    Director of Investor Relations of Chaparral Steel
                                              and TXI; Treasurer of TXI

Dennis E. Beach...............    58    Vice President - Administration

Larry L. Clark*...............    53    Vice President - Controller and Assistant Treasurer

David A. Fournie*.............    49    Vice President - Structural Products Business Unit

Richard M. Fowler.............    54    Vice President - Finance and Treasurer; Vice
                                              President - Finance of TXI

H. Duff Hunt, III*............    51    Vice President - Recycled Products Business Unit

Richard T. Jaffre.............    54    Vice President - Raw Materials/Transportation

Robert C. Moore...............    63    Vice President - General Counsel and Secretary; Vice
                                        President - General Counsel and Secretary of TXI

Libor F. Rostik...............    63    Vice President - Engineering

Peter H. Wright*..............    55    Vice President - Bar Products Business Unit

*Each of the executive officers named above has also served in other executive or managerial roles for the Company during the last five years.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the New York Stock Exchange. At May 31, 1997, the number of common stockholders of record was 869. Information on quarterly dividends and common stock prices dividends are located on page 10 and are incorporated herein by reference.

         The terms of the loan agreements impose certain restrictions on the Company, the most significant of which require the Company to maintain minimum amounts of working capital, limit the incidence of certain indebtedness and restrict payments of cash dividends and purchases of treasury stock. The amounts of earnings available for restricted payments were approximately $52 million and $41 million at May 31, 1997 and 1996, respectively.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year ended May 31,
                                             ---------------------------------------------------------
                                               1997        1996        1995        1994         1993
                                             ---------   ---------   ---------   ---------   ---------
                                                               (In thousands except per share)
------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
   Net sales                                 $ 616,676   $ 607,656   $ 531,811   $ 462,275   $ 420,210
   Gross profit (exclusive of depreciation
       and amortization)                       132,309     130,050      94,761      81,777      58,624
   Employee bonus programs                       8,856       6,116       2,933       1,896          --
   Interest expense                              8,099      10,007      12,082      13,439      14,650
   Net income (loss)                            40,182      41,977      19,607      11,919      (2,051)
                                             ---------   ---------   ---------   ---------   ---------

PER SHARE INFORMATION
   Net income (loss)                         $    1.41   $    1.43   $     .67   $     .41   $    (.06)
   Dividends                                       .20         .20         .20         .20         .20
                                             ---------   ---------   ---------   ---------   ---------

FOR THE YEAR
   Net cash provided by
     operating activities                    $  47,536   $  52,618   $  72,723   $  10,603   $  25,087
   Capital expenditures                         33,776      20,630      16,234       7,805       7,424
                                             ---------   ---------   ---------   ---------   ---------

YEAR END POSITION
   Total assets                              $ 494,210   $ 475,337   $ 469,827   $ 488,307   $ 480,811
   Net working capital                         155,252     136,723     113,745      95,225      80,901
   Long-term debt                               52,554      66,697      81,065      96,219     113,997
   Stockholders' equity                        326,260     294,965     269,868     265,623     259,598
                                             ---------   ---------   ---------   ---------   ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's Texas steel plant is a market mill with the flexibility to produce a wide range of steel products. The ability to produce a variety of products at low cost has enabled the Company to penetrate markets throughout the United States and overseas. The principal components of the Company's cost of sales are raw material and conversion costs. Scrap steel, the cost of which fluctuates with market conditions, is the Company's primary raw material. Conversion costs are comprised principally of energy, maintenance and labor.

         In April 1997, the Board of Directors approved the engineering and site selection work in connection with a plan for the construction of a new structural mill in the eastern United States with production scheduled to begin in 1999. The new mills' annual capacity is expected to exceed one million tons and is expected to produce a full range of structural beams up to 36" in depth and sheet pile sections. The mill will be positioned to replace the decrease in supply caused by the reduction in domestic suppliers that has taken place over the last few years. Patented technologies and existing material recycling expertise will be incorporated in the new location.

         On May 22, 1997, the Board of Directors received an unsolicited offer to merge with Texas Industries, Inc., owner of 85% of Chaparral Steel. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board.

RESULTS OF OPERATIONS

NET SALES

         Net sales increased $9 million to $616.7 million for 1997. Shipments increased 30,000 tons to a record level of 1,620,000 tons as average selling price declined slightly from the previous year. The demand for structural products from domestic sources remained strong from the prior year as prices for structural mill products were comparable to 1996. Bar product shipments were 16% higher from the previous year on somewhat lower average selling prices. Special Bar Quality shipments increased 6%. Export sales were level at 3% of total shipments because of the continued strong domestic market. Chaparral uses its ability to adjust its product mix to maximize profit margins.

         In 1996, net sales increased $75.8 million from the previous year due to a 9% increase in average selling price and a 79,000 ton increase in shipments to a record level of 1,590,000 tons. Export sales decreased to 4% of total shipments in 1996. The demand for structural products from service centers, fabricators and the mobile home industry has increased substantially from 1995. Prices for structural mill products increased 13% in 1996. Bar mill shipments were 5% below 1995 levels on somewhat lower average selling prices.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

         In 1997, cost of sales increased $6.8 million due primarily to the 30,000 ton increase in shipments as per ton cost amounts were slightly lower than 1996. Scrap costs were comparable to those of a year ago and were offset by decreases in combined rolling costs.

         Cost of sales increased $40.6 million, in 1996 due to the 79,000 ton increase in shipments and a 4% increase in average cost per ton. Higher scrap and melt shop conversion costs in 1996 accounted for a significant portion of the increase in average cost of sales. Combined rolling costs were slightly higher than the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses generally fluctuated with the provisions for employee incentive programs that are based on profitability which amounted to $8.9 million, $6.8 million and $2.8 million for 1997, 1996 and 1995, respectively.

INTEREST EXPENSE

         Payment of scheduled maturities and optional prepayments without penalty of long-term debt during the three years ended May 31, 1997 served to reduce the amount of interest expense.

NET INCOME

         Net income decreased $1.8 million in 1997 as gross profit per ton was virtually unchanged from the prior year. Lower interest expense was offset by higher employee incentives. Depreciation costs increased slightly due to the rise in capital improvements. Amortization of commissioning costs were $2 million in the current year and were fully amortized at January 31, 1997. Goodwill is amortized over 40 years using the straight-line method and totaled $2 million in 1997.

         In 1996, net income more than doubled to $42 million due primarily to the 9% increase in average selling prices. Depreciation costs decreased slightly as the Company did not incur any major capital improvements during 1996. Amortization of commissioning costs and goodwill totaled $3 million and $2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $18.6 million to an all-time high of $155.3 million at May 31, 1997. Cash provided by operating activities decreased by $5.1 million from the prior year. Accounts receivable increased $16.7 million from the prior year due to record shipments in the month of May 1997. Inventories increased $9.2 million from the prior year-end due to record production in 1997. Other accrued expenses increased $6.2 million as employee incentives payable increased from May 1996 because of a change in the plan. As a result, at May 31, 1997, cash and cash equivalents decreased $5.7 million to $14.3 million after the Company acquired $33.8 million of capital equipment, repaid $14.5 million of long-term debt, purchased $3.8 million of treasury stock and paid cash dividends of $5.7 million.

         Capital expenditures for fiscal 1998 are currently estimated to be approximately $50 million at the Texas facility; which includes upgrades to the material recycling and bar products production unit along with normal replacement of existing equipment. In April 1997, the Board of Directors approved the engineering and site selection work in connection with a plan for the construction of a new structural mill in the eastern United States with production scheduled to begin in 1999. Expenditures of $50 million are anticipated in fiscal 1998 for the new facility with a total capital commitment of $450 million over the next five years.

         The Company's capitalization of $378.8 million at May 31, 1997, consisted of $52.5 million in long-term debt and $326.3 million of stockholders' equity. The Company's stockholders' equity includes paid-in capital which resulted from the excess of cost over fair value of net assets acquired, net of amortization. During 1996, the Board of Directors approved the repurchase of a portion of the Company's outstanding stock to satisfy outstanding stock option grants. The long-term debt-to-capitalization ratio was 14% at May 31, 1997, versus 18% at May 31, 1996. The decrease was caused by the repayment of $14.5 million of long-term debt and the increase in stockholders' equity which was due to the net income of $40.2 million minus the payment of cash dividends of $5.7 million.

         The Company's earnings decreased slightly in 1997 as overall demand for the Chaparral's products remained good. Based on the current outlook for steel consumption levels in 1998 and its impact on prices, the Company anticipates its average selling price to increase slightly. Management anticipates higher shipment levels during fiscal 1998 resulting from both increased raw steel production and the reduction in domestic suppliers that has taken place over the last few years. Significant changes in average selling price without a corresponding change in the scrap raw material costs could have a substantial effect on the Company's operating results and liquidity.

         The Company expects the current financial resources and anticipated cash provided from operations will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1998. The Company has a short-term credit facility with a bank totaling $10 million which will expire in December 1997, if not renewed by the bank or the Company. During fiscal 1997, the Company had no borrowings at any time under the current arrangement. The Company believes that it will be able to renew these credit facilities or negotiate similar arrangements with other financial institutions if they are deemed necessary.

         The Company is currently negotiating with various financial institutions regarding funding for the new mill. Management is confident that the Company will be successful in obtaining all necessary funds at competitive rates to construct and provide other known working capital needs for the new facility.

INFLATION

         Energy, scrap and labor, which are the principal components of the Company's manufacturing cost, are generally susceptible to inflationary pressures, while finished product prices are more readily influenced by competition within the steel industry. Since May 31, 1994, inflation has not materially affected the Company's results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table is a summary of quarterly financial information for the two years ended May 31, 1997:

Three months ended                      AUG.(2)     NOV.       FEB.       MAY
                                       --------   --------   --------   --------
                                           (In thousands except per share)
--------------------------------------------------------------------------------
1997
Net sales                              $149,527   $143,637   $147,715   $175,797
Gross profit(1)                          30,662     30,140     32,738     38,769
Net income                                8,314      8,048      9,706     14,114
                                       --------   --------   --------   --------

Net income per common share                 .29        .28        .34        .50
Dividends                                   .05        .05        .05        .05

Common stock price range:
         High                            14 1/2     14 1/2     13         15 1/4
         Low                             10 1/2     12 1/2     11 1/8     11 3/8


1996
Net sales                              $138,141   $154,990   $158,954   $155,571
Gross profit(1)                          26,060     33,623     34,900     35,467
Net income                                6,428     10,485     11,895     13,169
                                       --------   --------   --------   --------

Net income per common share                 .22        .35        .41        .45
Dividends                                   .05        .05        .05        .05

Common stock price range:
         High                            11 3/4     11 7/8     16 3/4     15 7/8
         Low                              9 1/8      9 1/8     10 1/2     13

(1) Gross profit exclusive of depreciation and amortization.
(2) Results are effected by annual maintenance performed during the summer months.

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Chaparral Steel Company
Midlothian, Texas

         We have audited the accompanying consolidated balance sheets of Chaparral Steel Company and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Steel Company and subsidiaries at May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ ERNST & YOUNG LLP
Dallas, Texas
July 8, 1997

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     May 31

                                                             1997         1996
                                                                (In thousands)
---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $  14,291    $  20,014
   Trade accounts receivable, net of allowance of $2
     million and $2.8 million, respectively                   66,266       49,530
   Inventories                                               131,034      121,791
   Prepaid expenses                                            9,218        7,757
                                                           ---------    ---------
     TOTAL CURRENT ASSETS                                    220,809      199,092

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                                 57,506       55,342
   Machinery and equipment                                   464,485      436,886
   Land                                                        1,288        1,288
                                                           ---------    ---------
                                                             523,279      493,516
   Less allowance for depreciation                           308,359      279,447
                                                           ---------    ---------
                                                             214,920      214,069
OTHER ASSETS
   Goodwill, commissioning costs and other assets,
     net of accumulated amortization of $31.3
     million and $27.3 million, respectively                  58,481       62,176
                                                           ---------    ---------
                                                           $ 494,210    $ 475,337
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                                  $  31,466    $  34,131
   Accrued interest payable                                      965        1,402
   Other accrued expenses                                     20,681       14,470
   Current portion of long-term debt                          12,445       12,366
                                                           ---------    ---------
     TOTAL CURRENT LIABILITIES                                65,557       62,369

LONG-TERM DEBT                                                52,554       66,697

DEFERRED INCOME TAXES
   AND OTHER CREDITS                                          49,839       51,306

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 500,000 authorized,
     none outstanding                                             --           --
   Common stock, $.10 par value, 50,000,000 authorized,
     28,403,700 and 28,707,400 outstanding, respectively       2,994        2,994
   Paid-in capital                                           178,689      178,517
   Retained earnings                                         161,392      126,885
   Cost of common shares in treasury                         (16,815)     (13,431)
                                                           ---------    ---------
                                                             326,260      294,965
                                                           ---------    ---------
                                                           $ 494,210    $ 475,337
                                                           =========    =========

See notes to consolidated financial statements.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                               Year Ended May 31

                                                  1997         1996         1995
                                                  (In thousands except per share)
----------------------------------------------------------------------------------
Net sales                                      $ 616,676    $ 607,656    $ 531,811
Costs and expenses:
    Cost of sales (exclusive of items stated
        separately below)                        484,367      477,606      437,050
    Depreciation and amortization                 33,153       32,493       33,887
    Selling, general and administrative           29,197       26,099       20,362
    Interest                                       8,099       10,007       12,082
    Other income                                  (1,528)      (4,318)      (3,116)
                                               ---------    ---------    ---------
                                                 553,288      541,887      500,265
                                               ---------    ---------    ---------


     INCOME BEFORE INCOME TAXES                   63,388       65,769       31,546

Provision for income taxes                        23,206       23,792       11,939
                                               ---------    ---------    ---------

    NET INCOME                                 $  40,182    $  41,977    $  19,607
                                               =========    =========    =========

    NET INCOME PER COMMON SHARE                $    1.41    $    1.43    $     .67
                                               =========    =========    =========

    CASH DIVIDENDS PER COMMON SHARE            $     .20    $     .20    $     .20
                                               =========    =========    =========

See notes to consolidated financial statements.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                               Year Ended May 31


                                                     1997        1996        1995
                                                            (In thousands)
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                       $ 40,182    $ 41,977    $ 19,607
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                    33,153      32,493      33,887
    Provision for deferred income taxes              (3,333)     (1,894)      1,994
    Other deferred credits                            1,866         867          83

  Changes in operating assets and liabilities:
    Trade accounts receivable, net                  (16,736)      2,149      (9,548)
    Inventories                                      (9,243)    (20,414)     16,206
    Prepaid expenses                                 (1,461)        353         804
    Trade accounts payable                           (2,665)     (3,687)      9,151
    Accrued interest payable                           (437)       (460)       (573)
    Other accrued expenses                            6,210       1,234       1,112
                                                   --------    --------    --------
       Net cash provided by operating activities     47,536      52,618      72,723

INVESTING ACTIVITIES
  Capital expenditures                              (33,776)    (20,630)    (16,234)
  Other                                               3,615       1,429        (124)
                                                   --------    --------    --------
       Net cash used in investing activities        (30,161)    (19,201)    (16,358)

FINANCING ACTIVITIES
  Repayments on short-term debt                          --          --     (15,000)
  Long-term borrowings                                  456          52         985
  Repayments on long-term debt                      (14,520)    (15,700)    (20,477)
  Dividends paid                                     (5,675)     (5,859)     (5,936)
  Proceeds from issuance of treasury stock              411       1,470          --
  Purchase of treasury stock                         (3,770)    (12,506)         --
                                                   --------    --------    --------
       Net cash used in financing activities        (23,098)    (32,543)    (40,428)

Increase (decrease) in cash and cash equivalents     (5,723)        874      15,937

Cash and cash equivalents at beginning of year       20,014      19,140       3,203
                                                   --------    --------    --------

Cash and cash equivalents at end of year           $ 14,291    $ 20,014    $ 19,140
                                                   ========    ========    ========

See notes to consolidated financial statements.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity


                                                           COMMON STOCK                                     TREASURY STOCK
                                            PREFERRED   ------------------    PAID-IN     RETAINED        -------------------
                                             STOCK      SHARES     AMOUNT     CAPITAL     EARNINGS        SHARES     AMOUNT
                                                                          (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                       $ --      29,940   $   2,994   $ 188,037    $  77,096         (260)   $  (2,504)
   Net income for the year
     ended May 31, 1995                         --          --          --          --       19,607           --           --
   Dividends paid to
     stockholders ($.20 per share)              --          --          --          --       (5,936)          --           --
   Adjustments to the excess of cost
     over fair value of net assets acquired     --          --          --      (9,426)          --           --           --
                                              ----      ------   ---------   ---------    ---------       ------    ---------

Balance at May 31, 1995                         --      29,940       2,994     178,611       90,767         (260)      (2,504)
   Net income for the year
     ended May 31, 1996                         --          --          --          --       41,977           --           --
   Dividends paid to
     stockholders ($.20 per share)              --          --          --          --       (5,859)          --           --
   Treasury stock purchased                     --          --          --          --           --       (1,107)     (12,506)
   Treasury stock issued for
     options - 134,000 shares                   --          --          --         (94)          --          134        1,579
                                              ----      ------   ---------   ---------    ---------       ------    ---------

Balance at May 31, 1996                         --      29,940       2,994     178,517      126,885       (1,233)     (13,431)
   Net income for the year
     ended May 31, 1997                         --          --          --          --       40,182           --           --
   Dividends paid to
     stockholders ($.20 per share)              --          --          --          --       (5,675)          --           --
   Treasury stock purchased                     --          --          --          --           --         (349)      (3,770)
   Treasury stock issued for options
     and bonuses - 46,000 shares                --          --          --         172           --           46          386
                                              ----      ------   ---------   ---------    ---------       ------    ---------

BALANCE AT MAY 31, 1997                       $ --      29,940   $   2,994   $ 178,689    $ 161,392       (1,536)   $ (16,815)
                                              ====      ======   =========   =========    =========       ======    =========

See notes to consolidated financial statements.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND RELATED MATTERS:

         The consolidated financial statements include the operations of Chaparral Steel Company (the "Company") and its majority owned subsidiaries. The Company is 85% owned by Texas Industries, Inc. ("TXI").

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

         The Company operates in the steel industry only; therefore, no industry segment information is presented.

CASH EQUIVALENTS:

         Cash equivalents consist of highly liquid investments with original maturities of three months or less.

CREDIT RISKS:

         The Company extends credit to various companies in steel distribution, fabrication and related industries. Such credit risk is considered by management to be limited due to the Company's sizable customer base and the geographical dispersion of the customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

INVENTORIES:

         Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:

         The amount of goodwill, net of amortization, arising from the purchase of 50% of the outstanding securities of the Company by TXI, was recorded using the purchase method of accounting and totaled $57.2 million and $59.2 million at May 31, 1997 and 1996, respectively. Due to an adjustment of the original amount, goodwill and paid-in capital were decreased $9.4 million in 1995. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $2 million, $2 million and $2.3 million in 1997, 1996 and 1995 respectively.

COMMISSIONING COSTS:

         The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use.

INCOME TAXES:

         The Company and TXI have a tax sharing agreement (the "Agreement") whereby the Company is included in the consolidated income tax return of TXI. The agreement provides that the Company will account for income taxes on a stand-alone basis. Accordingly, the Company makes payments to or receives payments from TXI in amounts equal to the income taxes it would have otherwise paid or received. Deferred income taxes are determined using the liability method.

COMPUTATION OF NET INCOME PER COMMON SHARE:

         Net income per common share is calculated based upon a weighted average of 28,728,000, 29,543,000 and 29,722,000 shares outstanding (including common stock equivalents) during 1997, 1996 and 1995, respectively. The calculations of net income per common share for periods after August 31, 1990, contain an adjustment for the previous amortization of an estimated amount of goodwill. Amounts calculated using the Basic earnings per share method were not materially different than Primary or Fully Dilutive method and therefore, are not presented.

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", that requires recognition of impairment losses on long-lived assets. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. The Company's adoption of Statement No. 121 in the first quarter of 1997 had no effect on the financial statements.

NOTE B - INVENTORIES

Inventories consist of the following:

             May 31                         1997               1996
                                                (In thousands)
             --------------------------------------------------------
             Finished good              $  73,926           $  64,962
             Work in process               11,534              11,851
             Raw materials                 15,832              21,082
             Rolls and Molds               22,989              20,693
             Supplies                      17,012              16,377
             LIFO adjustment              (10,259)            (13,174)
                                         --------            --------
                                         $131,034            $121,791
                                         ========            ========

NOTE C - COMMISSIONING COSTS

         In fiscal 1990, the Company began construction of the large beam mill and commissioning commenced in February 1991. The mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred. The amounts of commissioning costs (net of amortization) were $0 and $2 million at May 31, 1997 and 1996, respectively. The amounts of amortization charged to income were $2 million, $3 million and $3 million in 1997, 1996 and 1995, based on a five year period.

NOTE D - CONTINGENCIES

         The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management's judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

         The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company could be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company. At May 31, 1997, the Company had $1.6 million accrued for closure and post closure costs as prescribed by the Texas National Resource Conservation Commission.


NOTE E - LONG-TERM DEBT

Outstanding long-term debt is as follows:

           May 31                                         Interest Rate       1997         1996
                                                                               (In thousands)
           --------------------------------------------------------------------------------------
           $61.4 million first mortgage note, due in
              annual installments through January 1999        14.2%         $ 8,182      $ 14,320

           $80 million senior unsecured notes due in
              annual installments through April 2004          10.2%          56,000        64,000

           Other notes payable, due through 2001             Various            817           743
                                                                            -------      --------
                                                                             64,999        79,063
           Less current portion                                              12,445        12,366
                                                                            -------      --------

                                                                            $52,554      $ 66,697
                                                                            =======      ========

         Scheduled maturities of long-term debt at May 31, 1997 are $12.4 million, $12.4 million, $8.1 million, $8 million and $8 million in the fiscal years 1998 through 2002, respectively.

         Substantially all of the assets of the Company except accounts receivable, inventories and certain equipment not forming an integral part of the mill have been pledged as collateral on the first mortgage notes.

         The terms of the loan agreements impose certain restrictions on the Company, the most significant of which require the Company to maintain minimum amounts of working capital, limit the incurrence of certain indebtedness and restrict payments of cash dividends and purchases of treasury stock. The amounts of earnings available for restricted payments were approximately $52 million and $41 million at May 31, 1997 and 1996, respectively. Interest payments were $8.7 million, $10.5 million and $12.7 million in 1997, 1996 and 1995, respectively.

NOTE F - INCOME TAXES

The provisions for income taxes are comprised of:

           Year ended May 31                      1997         1996        1995
                                                          (In thousands)
           ----------------------------------------------------------------------
           Current                              $22,567     $ 26,176      $ 9,451
           Deferred                                 639       (2,384)       2,488
                                                -------     --------      -------

                                                $23,206     $ 23,792      $11,939
                                                =======     ========      =======

The reasons for the differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income before income taxes are:

           Year ended May 31                      1997         1996        1995
                                                          (In thousands)
           ----------------------------------------------------------------------
           Statutory rate applied to income
             before income taxes                $22,186     $ 23,019      $11,041
           Increase in taxes resulting from:
             Goodwill amortization                  702          702          811
             Other - net                            318           71           87
                                                -------     --------      -------

                                                $23,206     $ 23,792      $11,939
                                                =======     ========      =======

The components of the net deferred tax liability as of May 31, 1997 and 1996 are summarized below:

           Year ended May 31                                  1997         1996
                                                              (In thousands)
           ----------------------------------------------------------------------
           Deferred tax assets:
                  Deferred compensation                     $    961     $    458
                  Accounts receivable                            715          997
                  Inventory                                        -        1,165
                  Expenses not currently
                     tax deductible                            1,515        1,872
                      Total deferred tax assets                3,191        4,492

           Deferred tax liabilities:
                  Accelerated tax depreciation               (47,103)     (49,229)
                  Inventory                                   (2,168)           -
                  Commissioning costs                              -         (704)
                                                            --------     --------
                      Total deferred tax liabilities         (49,271)     (49,933)
           Net deferred tax liability                        (46,080)     (45,441)
           Current portion                                        62        4,034
                                                            --------     --------
           Non-current portion of deferred
                  tax liability                             $(46,142)    $(49,475)
                                                            ========     ========

         The Company made income tax payments of $21.1 million, $25.6 million and $9.6 million in 1997, 1996 and 1995, respectively.

NOTE G - RETIREMENT PLAN

         A non-contributory defined contribution plan provides retirement benefits for substantially all employees. The Company makes a regular contribution of 1% of annual compensation for each participant and a variable contribution equal to 1/2 of 1% of pre-tax income, as defined, to this plan. The amounts of expense charged to income for this plan were $.8 million, $.8 million and $.6 million in 1997, 1996 and 1995, respectively. The plan is funded to the extent of charges to income.

NOTE H - INCENTIVE PLANS

         All personnel employed as of May 31 share currently in the pre-tax income, as defined, of the Company for the year then ended based on a predetermined formula. The duration of most of the plans is one year; certain executives are additionally covered under a three-year plan. All plans are subject to annual renewal by the Company's Board of Directors. The provisions for this plan were $8.9 million, $6.1 million, $2.9 million for 1997, 1996 and 1995, respectively. The amount of employee incentives currently payable was $7.8 million and $2.8 million at May 31, 1997 and 1996, respectively.

         In 1987, the Board of Directors approved a deferred compensation plan for certain executives of the Company. The plan is based on a five-year average of earnings. Amounts recorded as expense (income) under this plan were $1.9 million, $.7 million, and ($.1) million for 1997, 1996 and 1995, respectively. The amount of deferred compensation currently payable was $.5 million and $.1 million at May 31, 1997 and 1996, respectively.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value amounts of financial instruments at May 31, 1997 and 1996 have been determined using available market information and the following methodologies:

       o Cash and cash equivalents, accounts receivable, accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at May 31, 1997 and 1996.

       o Long-term debt: Interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value for debt issues using a discounted cash flow analysis.

                  May 31                             1997                1996
                                                           (In millions)
                  ------------------------------------------------------------
                  Long-term debt:
                    Carrying amount                $ 65.0               $ 79.1
                    Estimated fair value             73.7                 86.0

NOTE J - MERGER PROPOSAL

         On May 22, 1997, the Board of Directors received an unsolicited offer to merge with Texas Industries, Inc., owner of 85% of Chaparral Steel. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board.

NOTE K - STOCK OPTION PLAN

         In 1989, the stockholders approved a stock option plan whereby options to purchase Common Stock may be granted to officers and key employees at prices not less than the market value at the date of grant. Generally, options become exercisable beginning two years after date of grant and expire ten years after the date of grant. In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan, and accordingly, does not recognize compensation cost.

         A summary of option transactions for the three years ended May 31, 1997, follows:

                           SHARES UNDER     WTD. AVG.     OPTION      AGGREGATE
                              OPTION       EXER. PRICE     PRICE    OPTION PRICE
                                     (In thousands except option price)
-------------------------------------------------------------------------------
Outstanding at May 31, 1994    1,110         $10.85    $8.88 - 12.13   $ 12,046
  Granted                        395           8.37     8.34 -  8.88      3,307
  Terminated                     (10)         11.40    10.63 - 12.13       (114)
                               -----         ------    -------------   --------
Outstanding at May 31, 1995    1,495          10.19     8.34 - 12.13     15,239
  Terminated                     (66)          9.80     8.34 - 12.13       (647)
  Exercised                     (134)         10.97     8.88 - 12.13     (1,470)
                               -----         ------    -------------   --------
Outstanding at May 31, 1996    1,295          10.13     8.34 - 12.13     13,122
  Terminated                     (18)         10.17     8.34 - 12.13       (183)
  Exercised                      (43)          9.56     8.34 - 12.13       (411)
                               -----         ------    -------------   --------

Outstanding at May 31, 1997    1,234         $10.15    $8.34 - 12.13   $ 12,528
                               =====         ======    =============   ========


May 31                                           1997                 1996
                                                (In thousands except price)
---------------------------------------------------------------------------
Shares at end of year:
  Exercisable                                       982                 787
  Average exercise price                         $10.52              $10.86
  Available for future grants                        84                  66

         The options outstanding at May 31, 1997, expire on various dates to January 18, 2005.

                   CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                               CORPORATE PROFILE

     Chaparral Steel Company, located in Midlothian, Texas, owns and operates a technologically advanced steel mill which produces bar and structural steel products by recycling scrap steel. The plant commenced operations in 1975 and more than doubled in capacity in 1982. In 1992, a large beam mill was completed which further expanded Chaparral's capacity and product range. The Company now has two electric arc furnaces with continuous casters, a bar mill, a structural mill and a large beam mill which enable it to produce a broader array of steel products than traditional mini mills. Chaparral follows a market mill concept which entails the production of a wide variety of products ranging from reinforcing bar and specialty products to large-sized structural beams at low cost and is able to change its product mix to recognize changing market conditions or customer requirements. The Company's steel products include beams, reinforcing bars, special bar quality rounds, channels and merchant quality rounds. These products are sold principally to the construction industry and to the railroad, defense, automotive, mobile home and energy industries. Chaparral's principal customers are steel service centers, steel fabricators, cold finishers, forgers and original equipment manufacturers. The Company distributes its products primarily to markets in North America, and under certain market conditions, to Europe and Asia. Chaparral is listed on the New York Stock Exchange under the ticker symbol CSM, and is 85% owned by Texas Industries, Inc.


                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                1997         1996         1995
                                              --------     --------     --------
                                                (In thousands except per share)
RESULTS OF OPERATIONS
  Tons shipped:
    Bar products                                   525          453          475
    Structural products                          1,095        1,137        1,036
                                              --------     --------     --------
       Total                                     1,620        1,590        1,511

  Net sales:
    Bar products                              $178,227     $157,130     $167,962
    Structural products                        435,242      447,115      359,845
    Transportation service                       3,207        3,411        4,004
                                              --------     --------     --------
       Total                                   616,676      607,656      531,811

  Net income                                    40,182       41,977       19,607
                                              --------     --------     --------

PER SHARE INFORMATION
  Net income                                      1.41         1.43          .67
  Dividends                                        .20          .20          .20
                                              --------     --------     --------

FOR THE YEAR
  Net cash provided by operating
    activities                                  47,536       52,618       72,723
  Capital expenditures                          33,776       20,630       16,234
                                              --------     --------     --------

YEAR END POSITION
  Total assets                                 494,210      475,337      469,827
  Net working capital                          155,252      136,723      113,745
  Stockholders' equity                        $326,260     $294,965     $269,868

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             ELECTION OF DIRECTORS

    The bylaws of the Company provide for a board of not fewer than three nor more than twenty-one directors with the actual number to serve at any time to be determined by resolution of the Board. The Board has fixed as six the number of directors which will constitute the Board of Directors for the ensuing year. Directors hold office until the next Annual Meeting of Stockholders or until their successors are elected and qualified. Directors are elected by plurality vote.

                                                                                                     SERVED
                                                                                                       AS
                                                           PRINCIPAL OCCUPATION                     DIRECTOR
           NAME                     AGE                   DURING PAST FIVE YEARS*                     SINCE
           ----                     ----                  -----------------------                   -------
Robert D. Rogers..............       61   Chairman of the Board of the Company, President and         1973
                                             Chief Executive Officer of Texas Industries,
                                             Inc.(a)(b)
Gordon E. Forward.............       61   President and Chief Executive Officer of the                1982
                                             Company(a)(c)
Robert Alpert.................       65   Chairman of the Board of Alpert Companies                   1989
                                             (investments), Dallas, Texas(a)(b)
John M. Belk..................       77   Chairman of the Board of Belk Stores Services, Inc.(d)      1987
Gerald R. Heffernan...........       77   President of G.R. Heffernan & Associates, Ltd.,             1973
                                             Toronto, Ontario, Canada(a)
Eugenio Clariond Reyes........       54   Director General and Chief Executive Officer of Grupo       1993
                                             IMSA, S.A.; President, Mexico-- U.S. Chamber of
                                             Commerce; Director, Instituto Tecnologico y de
                                             Estudias Superiores de Monterrey, A.C.

----------

* Based upon information provided by the Directors to the Company as of June 30, 1997.

(a) Messrs. Rogers, Forward, Alpert and Heffernan are members of the Board of Directors of Texas Industries, Inc.

(b) Messrs. Rogers and Alpert are members of the Board of Directors of CNF Transportation, Inc.

(c)  Mr. Forward is a member of the Board of Directors of Noranda Forest Inc.

(d) Mr. Belk is a member of the Board of Directors of Lowe's Companies, Inc. and Coca-Cola Bottling Co. Consolidated.

                BOARD COMMITTEES, MEETINGS, ATTENDANCE AND FEES

    The Board of Directors of the Company has established Audit and Compensation Committees which perform the functions described below. The Board of Directors held four regular meetings during the fiscal year. All Directors attended at least 75% of all Board meetings.

    The Audit Committee, composed during the last fiscal year of Directors Heffernan, Alpert and Clariond Reyes, reviews the scope, plan and results of the annual audit with the independent auditors; approves and ratifies each professional service provided by the independent auditors; considers the independence of the auditors; and reviews and approves all non-audit fees paid to the independent auditors. The Audit Committee met two times during the year, and except for Mr. Alpert, who missed one meeting, all members attended both meetings.

    The Company's Compensation Committee, composed during the last fiscal year of Directors Rogers, Alpert and Belk, recommends and approves the salaries of the top management of the Company and all awards to employees of the Company under the Company's compensation plans. Its actions are subject to the review and approval of the Board of Directors. The Compensation Committee met one time during the year, and all members attended such meeting.

    The Board of Directors, acting in lieu of a Nominating Committee, will consider nominees for directors recommended by Stockholders. Communications to the Board may be addressed in care of the Company's Secretary at 1341 W. Mockingbird Lane, Dallas, Texas 75247.

OTHER TRANSACTIONS

    No reportable transaction occurred between the Company and any director, nominee for director, officer or any affiliate of, or a person related to, any of the foregoing since the beginning of the Company's last fiscal year (June 1, 1996).

COMPENSATION OF DIRECTORS

    Directors who are not employees of the Company or its affiliates currently receive $10,000 per year plus $1,000 for each day that a Board and/or a Committee meeting is attended. In addition, on January 1 of each year, each non-employee director receives an award of 500 restricted shares of the common stock of TXI under TXI's directors restricted award plan. The restrictions on the shares are removed at the time the director ceases holding such position. Until such time, the Director is entitled to vote the shares and to receive all cash dividends. Under a deferred compensation arrangement, such amount may be deferred in whole or in part at the election of the director. Compensation so deferred is denominated in shares of the Company's Common Stock determined by reference to the average market price during the thirty (30) trading days prior to the date of the arrangement. Dividends are credited to the account in the form of Common Stock at a value equal to the fair market value of the stock on the date of payment of such dividend. Each non-employee director is automatically granted an option to purchase 10,000 shares of Common Stock when first elected either by the Board, or by the Stockholders at an annual meeting, and every third year thereafter that such director is reelected at an annual meeting. The Company also reimburses directors for travel, lodging and related expenses they may incur in attending Board and/or Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is comprised exclusively of Directors who are not officers or employees of the Company. No executive officer of the Company serves or has served during the year on the Compensation Committee or as a director of another company, one of whose executive officers serves as a member of the Compensation Committee or as a Director of the Company.

                             SECTION 16 COMPLIANCE

    Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and executive officers who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such forms furnished to the Company and written transaction reports of its Directors and executive officers that no other reports were required to be filed during the 1997 fiscal year, all Section 16(a) filing requirements applicable to its Directors, executive officers and 10% owners were complied with, except (i) Peter H. Wright was one day late filing a report reflecting receipt of a stock distribution from the Company's stock purchase plan, and (ii) Libor F. Rostik filed, one day late and one (1) month late, respectively, two Form 4 reports covering two (2) sales transactions.

ITEM     11.    EXECUTIVE COMPENSATION

    There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1997, 1996 and 1995, of those persons who were, at May 31, 1997,
(i) the Chief Executive Officer and (ii) the other four highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                                    ----------------------
                                                                      AWARDS            PAYOUTS
                                                                      ------            -------
                                                              SECURITIES UNDERLYING
                                              ANNUAL                 OPTIONS(#)
                                           COMPENSATION                ISSUER              LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)     COMPANY       TXI      PAYOUTS ($)  COMPENSATION($)
---------------------------     -----  ---------   --------     -------       ---      -----------  ---------------
Gordon E. Forward...........    1997    300,000     385,000          --      60,000      278,499       19,630(1)
  President and                 1996    300,000      88,389          --          --       15,356        4,963
  Chief Executive Officer       1995    300,000      43,628      60,000          --        7,580        3,945

David A. Fournie............    1997    180,000     171,000          --      24,000        5,415        3,385(1)
  Vice President Structural     1996    180,000      53,033          --          --        5,386        2,809
  Products Business Unit        1995    175,000      25,450      19,000          --        2,659        2,376

Peter H. Wright.............    1997    170,000     161,188          --      24,000        5,298        3,395(1)
  Vice President Bar            1996    155,000      45,668          --          --        5,270        2,592
  Products Business Unit        1995    151,250      21,996      19,000          --        2,602        2,259

Libor F. Rostik.............    1997    160,000     152,000          --      20,000         1,518       3,279(1)
  Vice President                1996    160,000      47,141          --          --        1,510        2,601
  Engineering                   1995    156,250      22,723      19,000          --          746        2,261

H. Duff Hunt................    1997    160,000     151,271          --      24,000        4,236        3,092(1)
  Vice President Recycled       1996    125,000      36,829          --          --       35,749        1,980
  Products Business Unit        1995    125,000      18,179       7,000          --        3,105        1,766

----------

(1) Includes (i) vested and non-vested portions of employer contributions and allocations to Retirement Savings Plan account, (ii) Company matching portion of Stock Purchase Plan purchases and (iii) payment of imputed dividends on deferred profit sharing, respectively, for the named executive officers as follows: Gordon E. Forward, $4,489, $48 and $15,093; David A. Fournie, $3,289, $96 and none; Peter H. Wright, $3,177, $10 and $208; Libor F. Rostik, $3,089, $48 and $142; and H. Duff Hunt, $2,996, $96
     and none.

    None of the Company's executive officers are employed under contract. They participate on the same basis as other employees in the Company's broad-based employee benefits program which includes a retirement savings plan, group medical coverage and life insurance. The Company's executive officers (except the President) are also covered by a financial security plan that includes disability benefits under certain circumstances and death benefits payable to beneficiaries for a period of ten years or until the executive will have reached the age of 65, whichever last occurs. In the event of termination of employment under certain circumstances following a change of control (as defined in the plan), the executive officer will be deemed to be fully vested in any supplemental retirement benefit, without reduction, provided by the plan. The President of the Company is covered by a separate financial security plan which is substantially similar to the executive officers' financial security plan.

1997 STOCK OPTION GRANTS

     The following table sets forth certain information concerning options granted during the fiscal year ended May 31, 1997, to each executive officer named in the Summary Compensation Table under Texas Industries, Inc.'s stock option plans.

                                             % OF                                        POTENTIAL REALIZABLE
                               NO. OF        TOTAL                                         VALUE OF ASSUMED
                             SECURITIES     OPTIONS     EXERCISE                         ANNUAL RATE OF STOCK
                             UNDERLYING    GRANTED TO    OR BASE                        PRICE APPRECIATION FOR
                              OPTIONS      EMPLOYEES    PRICE PER      EXPIRATION          OPTION TERM(2)
         NAME                GRANTED(1)     IN 1997     SHARES($)         DATE          0%     5%         10%
         ----                ----------    ----------   ---------   ----------------   ---   -------   ---------
Gordon E. Forward........      60,000         7.4%       24.90625   January 15, 2007   -0-   939,225   2,381,625
David A. Fournie.........      24,000         3.0%       24.90625   January 15, 2007   -0-   375,690     952,650
Peter H. Wright..........      24,000         3.0%       24.90625   January 15, 2007   -0-   375,690     952,650
Libor F. Rostik..........      20,000         2.5%       24.90625   January 15, 2007   -0-   313,075     793,875
H. Duff Hunt.............      24,000         3.0%       24.90625   January 15, 2007   -0-   375,690     952,650

----------

(1) The options to purchase Texas Industries, Inc. common stock become exercisable in annual installments beginning one year from the date of grant.

(2) The dollar amounts under these columns are the result of calculation at 0% and at the 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the price of TXI's stock. TXI did not use an alternative formula for a grant date value as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

OPTION EXERCISES AND YEAR-END VALUES

    The following table provides information concerning each option exercised during the 1997 fiscal year ended May 31, 1997, by each of the named executive officers and the value of unexercised options held by such executive officer at May 31, 1997.

                                         NUMBER OF                  NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                           SHARES                      OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                                        ACQUIRED ON     VALUE              YEAR END             FISCAL YEAR END($)(1)
         NAME                ISSUER       EXERCISE    REALIZED($)  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
         ----                ------     -----------   -----------  -------------------------  -------------------------
Gordon E. Forward........    Company         -0-           --           134,000/36,000             595,250/238,500
                             TXI             -0-           --               -0-/60,000                 --/--
David A. Fournie.........    Company         -0-           --            50,100/11,400            246,875/ 75,525
                             TXI             -0-           --               -0-/24,000                 --/--
Peter H. Wright..........    Company         -0-           --            47,600/11,400            205,350/ 75,525
                             TXI             -0-           --               -0-/24,000                 --/--
Libor F. Rostik..........    Company       12,700      37,463            39,900/11,400            154,513/ 75,525
                             TXI             -0-           --               -0-/20,000                 --/--
H. Duff Hunt.............    Company         -0-           --           32,800 / 4,200            151,025/ 27,825
                             TXI             -0-           --               -0-/24,000                 --/--

(1) Computed based upon the difference between aggregate fair market value and aggregate purchase price.

PERFORMANCE GRAPH

    The following chart compares the Company's cumulative total stockholder return for the five-year period ended May 31, 1997, with the cumulative total return of the Standard & Poor's 500 Composite Stock Index (the "S&P 500") and the Standard & Poor's Steel Index (the "Peer Group"). These comparisons assume the investment of $100 on May 31, 1992 and the reinvestment of dividends.


  MEASUREMENT PERIOD          CHAPARRAL
 (FISCAL YEAR COVERED)          STEEL            S&P 500           PEER GROUP
 ---------------------        ---------          -------           ----------
        1992                   100.00            100.00             100.00
        1993                    87.65            111.61             148.60
        1994                    81.58            116.36             165.60
        1995                    88.13            139.86             135.08
        1996                   137.81            179.63             132.36
        1997                   143.70            232.25             135.72


                      REPORT OF THE COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors is composed of three non-employee Directors. It is the goal of the Committee to insure that policies and processes exist so that all of the Company's employees will be fairly and competitively compensated. The Committee evaluates the performance of the senior executive group against predetermined goals with the guidance of the President and evaluates the performance of the President. The Committee also evaluates human resource development, and succession planning within the Company.

    General. The role of the Company's compensation program is to aid the Company in the attraction and retention of the most productive employees in the marketplace. The compensation program's guidelines are such that if individuals are performing in the top 10% of effectiveness compared to others that might be available in the marketplace to fill similar positions, their total compensation should be in the upper 25% of those with whom the Company competes for equivalent talent. The makeup of an executive's total compensation should provide adequate direct compensation, high incentive compensation and modest indirect or fringe compensation. A significant portion of the executive officer's compensation is linked to the financial performance of the Company.

    While the criteria for the compensation program for executive officers are subjective in nature, to insure that the compensation program is competitive, the Committee takes into account factors relevant to the specific compensation component being considered, such as comparisons to industry and geographic salary surveys.

    Compensation Elements. The executive officers' total compensation objectives, which are established over a five-year span of time, consist of three basic elements -- salaries, annual incentives and long-term incentives. Annual and long-term incentives are a significant portion of the total compensation and are strongly linked to financial performance and thereby align the interests of the Company's executives and its stockholders to build long-term value and improve the return to the Company's stockholders.

    Salaries. Approximately 45% of the total compensation objective of an executive officer, other than the Chief Executive Officer, is composed of salary. Salaries are reviewed periodically and compared to industry and geographic salary surveys to assure that the salary levels remain competitive. The impact that the executive has on the Company, the skills and experience required by the position and the performance of the executive are also considerations in determining salary level. During the last fiscal year, H. Duff Hunt was elected to the position of Vice President of the Company's Recycled Products Business Unit and his annual compensation was adjusted to reflect his increased responsibilities.

    Annual Incentives. Approximately 10% of the total compensation objective of an executive officer is based on an annual incentive. The Board of Directors annually considers adoption, for the ensuing fiscal year, of a cash incentive plan for employees, including executives, of the Company. Under this annual incentive plan, a cash bonus equal to a designated percentage of an eligible executive's annual salary is earned if a consolidated tangible return on assets (as defined in the plan, "ROA") objective established by the Compensation Committee is achieved. If the threshold level below which no incentive would be paid is exceeded, the cash incentive award increases based on specified ROA levels established by the Committee. Target ROA objectives and the designated percentage of an executive's salary are not established for executives individually; rather, they are the same for all executives in order to foster a team-based approach.

    Long-Term Incentives. Approximately 45% of the executive officer's total compensation objective consists of long-term incentives, which is provided primarily through the Company's stock option plan, a performance share plan and a continuous rolling three-year cash incentive plan.

    When granted, options under the stock option plan have exercise prices of not less than 100% of the then fair market value of the Company's Common Stock and become exercisable 40% after two years, 60% after three years, 80% after four years and 100% five years after grant, and all expire not more than ten years after grant. The value of the option ultimately realized will depend on the continued success of the Company; thus, the option not only provides the executive an incentive for years after it has been awarded but ties this incentive directly into increasing stockholder value. Long-term stock options also strengthen the ability of the Company to attract, motivate and retain executives of superior capability required to achieve the Company's business objectives in an intensely competitive environment. An executive is targeted to have between one and five times annual salary in accumulated options as priced at the time of the grant.

    The Company has maintained since 1976 a performance share plan under which performance shares have been granted from time to time by the Board of Directors acting in its discretion and upon recommendation of the Compensation Committee. The value of a performance share is based upon the Company's annual financial results averaged over the preceding five years and a cash dividend is paid on a performance share at the end of each fiscal year equal to 10% of the Company's earnings per share for such fiscal year, based on an assumed 4.5 million shares. Performance shares are 40% vested after three years, 60% vested after four years and 100% vested after five years. At five-year intervals, the plan requires, subject to several restrictions and conditions, that a percentage of the vested portion be redeemed based on the age of the executive such that 100% of vested shares are redeemed by the time the executive reaches 65 years of age. No performance shares have been granted under the plan since 1986 and it is not contemplated that there will be future grants under the plan.

    Beginning in fiscal year 1997, a continuous rolling three-year cash incentive plan was established for certain executives of the Company, including the named executives. Under this plan, an average consolidated tangible return on equity threshold (as defined in the plan, "ROE") is established annually by the Compensation Committee for the next succeeding three-year period. For an executive to earn an annual incentive under the plan, the Company must reach or surpass the ROE threshold for the period ending in the year in respect of which the incentive is earned. If the threshold level below which no incentive would be paid is exceeded, the incentive increases based on specified ROE levels established by the Committee. If the average ROE threshold is reached or surpassed, an executive can earn a cash incentive award ranging from 35% to 120% or more of the executive's annual salary, depending on the average ROE achieved and the recommendation of the Chief Executive Officer of the Company based upon his subjective evaluation of the executive's individual performance. At the discretion of the Board of Directors, payment of an incentive award may be deferred and may be in the form of cash and common stock. In fiscal year 1997, the initial year of the plan, an incentive was paid based on the ROE achieved for that fiscal year. In fiscal year 1998, the threshold will be the average ROE threshold established for the two-year period ending with the 1998 fiscal year and in fiscal year 1999, the threshold will be the average ROE threshold established for the three-year period ending with the 1999 fiscal year. The Committee believes that this plan focuses the participating executives on growth and profitability for the Company further aligning their interests to those of the Company's Stockholders.

    Chief Executive Officer Compensation. The Chief Executive Officer's salary is established in the same manner as other executive officers and he participates on the same basis as such executive officers in the Company's incentive programs. However, approximately 50% of the Chief Executive Officer's total compensation objective is based on incentives linked to the financial performance of the Company.

    Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code generally limits the corporate deduction to $1 million for compensation paid to a person who on the last day of fiscal years beginning on or after January 1, 1994 is either the chief executive officer or among the four most highly compensated officers other than the chief executive officer, except for qualified performance-based compensation. At this time, it is not anticipated that any Company executive will receive any compensation in fiscal year 1998 in excess of the limit. Therefore, during fiscal year 1997, the Company did not take action to comply with such limit. The Company generally intends to structure the compensation with its executives to achieve maximum deductibility under Section 162(m) with minimum sacrifices in flexibility and corporate objectives.

                                       JOHN M. BELK, Chairman
                                       ROBERT D. ROGERS, ROBERT ALPERT


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth, as of June 30, 1997, information with respect to Texas Industries, Inc. ("TXI"), the only stockholder who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Company.

    NAME AND ADDRESS                NUMBER OF SHARES               PERCENT OF
   OF BENEFICIAL OWNER             BENEFICIALLY OWNED                 CLASS
   -------------------             ------------------              ----------
Texas Industries, Inc.                 24,000,000                     84.4%
1341 W. Mockingbird Lane
Dallas, Texas 75247

                        SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of June 30, 1997, the approximate number of shares of Common Stock of the Company and common stock of TXI beneficially owned by each Director, by each executive officer named in the Summary Compensation Table and by all Directors and executive officers of the Company as a group.

                                                                  COMPANY                         TXI
                                                              COMMON SHARES(1)              COMMON SHARES(1)
                                                           ----------------------       -----------------------
                                                           BENEFICIALLY                 BENEFICIALLY
                                                             OWNED**         %(2)          OWNED**         %(3)
                                                           ------------      ----       ------------       ----
Robert Alpert...................................              5,000(4)        *            12,110(5)        *
John M. Belk....................................             12,000(4)        *            10,500(5)        *
Eugenio Clariond Reyes..........................              4,000(4)        *               500           *
Gordon E. Forward...............................            149,100(4)        *            41,140           *
David A. Fournie................................             50,100(4)        *               220           *
Gerald R. Heffernan(6)..........................              4,000(4)        *           255,000(5)       1.2%
H. Duff Hunt....................................             32,877(4)        *              None           *
Robert D. Rogers(7).............................            146,800(4)        *           382,906(5)       1.8%
Libor F. Rostik.................................             39,900(4)        *                28           *
Peter H. Wright.................................             47,600(4)        *              None           *
All Directors and Executive Officers
  as a Group (15 Persons).......................            671,515(4)       2.3%         881,096(5)       4.2%

----------

* Represents less than one percent (1%) of the total number of shares outstanding.

** Except as indicated in the notes below, each person has the sole voting and investment authority with respect to the shares set forth in the above table.

(1) The Company and TXI common stock are listed for trading on the New York Stock Exchange.

(2) Based on the sum of (i) 28,446,963 shares of Common Stock, which on June 30, 1997, was the approximate number of shares outstanding, and (ii) the number of shares subject to options exercisable by such person(s) within 60 days of such date.

(3) Based on the sum of (i) 20,900,375 shares of TXI common stock, which on June 30, 1997, was the approximate number of shares outstanding, and (ii) the number of shares subject to options exercisable by such person(s) within 60 days of such date.

(4) Includes, with respect to such person(s) shares of Common Stock subject to options exercisable within 60 days of June 30, 1997, as follows: Robert Alpert, 4,000 shares; John M. Belk, 4,000 shares; Eugenio Clariond Reyes, 4,000 shares; Gordon E. Forward, 134,000 shares; David A. Fournie, 50,100 shares; Gerald R. Heffernan, 4,000 shares; H. Duff Hunt, 32,800 shares; Robert D. Rogers, 106,000 shares; Libor F. Rostik, 39,900 shares; Peter H. Wright, 47,600 shares; and all Directors and Executive Officers as a Group, 602,000 shares.

(5) Includes, with respect to such person(s) shares of TXI common stock subject to options exercisable within 60 days of June 30, 1997, as follows: Robert Alpert, 6,000 shares; John M. Belk, 10,000 shares; Gerald
     R. Heffernan, 14,000 shares; Robert D. Rogers, 82,000 shares; and all Directors and Executive Officers as a Group, 187,200 shares.

(6) The wife of Mr. Heffernan owns 8,000 shares of TXI common stock as to which he disclaims beneficial ownership.

(7) The wife of Mr. Rogers owns 4,000 shares of Common Stock as to which he disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No reportable transactions occurred between the Company and any director, nominee for director, officer or any affiliate of, or person related to, any of the foregoing since the beginning of the Company's last fiscal year (June 1, 1996).

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report.

       (1) Financial Statements                                            Page

           Report of Independent Auditors.................................. 11
           Consolidated Balance Sheets - May 31, 1997 and 1996............. 12
           Consolidated Statements of Income - Years ended
               May 31, 1997, 1996 and 1995................................. 13
           Consolidated Statements of Cash Flows - Years ended
               May 31, 1997, 1996 and 1995................................. 14
           Consolidated Statements of Stockholders' Equity - Years
               ended May 31, 1997, 1996 and 1995........................... 15
           Notes to Consolidated Financial Statements - Year ended
               May 31, 1997................................................ 16

       (2) Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts................. 32

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and therefore, have been omitted.

       (3) Exhibits: References made to the list on page 33 of the exhibits filed with this report.

(b)    Reports on Form 8-K

          On May 5, 1997, Chaparral Steel Company filed a report on Form 8-K relative to the Board of Directors' approval the engineering and site selection in connection with a plan for the construction of a new structural steel mill to be located in the Eastern United States.

          On June 2, 1997, Chaparral Steel Company filed a report on Form 8-K relative to the offer to merge with Texas Industries, Inc., owner of 85% of Chaparral Steel. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board.

                    CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended May 31, 1997, 1996 and 1995

                                 (In thousands)

               Col. A                             Col. B        Col. C           Col. D       Col. E
               ------                             ------        ------           ------       ------
                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO                    BALANCE AT
                                                 BEGINNING      COST AND                       END OF
            DESCRIPTION                          OF PERIOD      EXPENSES        DEDUCTIONS     PERIOD
            -----------                         ----------     ----------       ----------   ----------
1997:
   Allowance for doubtful accounts..........      $2,848         $  300          $1,104(1)     $2,044

1996:
   Allowance for doubtful accounts..........      $2,468         $  635          $  255(1)     $2,848

1995:
   Allowance for doubtful accounts..........      $3,848         $1,440          $2,820(1)     $2,468


(1)  Uncollectible receivables written off.

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

     27.  Financial Data Schedule (electronically filed only).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 23rd day of July, 1997.

                                       CHAPARRAL STEEL COMPANY


                                       By:  /s/ GORDON E. FORWARD
                                            ----------------------------------
                                            (Gordon E. Forward)
                                            President, Chief Executive
                                            Officer and Director

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURES                          TITLE                      DATE
               ----------                          -----                      ----
        /s/ROBERT D. ROGERS                Chairman of the Board          July 23, 1997
-----------------------------------
        (Robert D. Rogers)


        /s/ GORDON E. FORWARD                    President,               July 23, 1997
-----------------------------------       Chief Executive Officer
        (Gordon E. Forward)                     and Director


        /s/RICHARD M. FOWLER             Vice President - Finance         July 23, 1997
-----------------------------------    and Treasurer Chief Financial
        (Richard M. Fowler)               and Accounting Officer


        /s/ROBERT ALPERT                         Director                 July 23, 1997
-----------------------------------
        (Robert Alpert)


        /s/JOHN M. BELK                          Director                 July 23, 1997
-----------------------------------
        (John M. Belk)


        /s/GERALD R. HEFFERNAN                   Director                 July 23, 1997
-----------------------------------
        (Gerald R. Heffernan)


        /s/EUGENIO CLARIOND REYES                Director                 July 23, 1997
-----------------------------------
        (Eugenio Clariond Reyes)



*By     /s/ RICHARD M. FOWLER
        ---------------------------
        (Richard M. Fowler)
        Attorney-in-Fact

DIRECTORS                               BOARD COMMITTEES                        CORPORATE OFFICERS
Robert D. Rogers                        EXECUTIVE COMMITTEE                     Gordon E. Forward
Chairman of the Board                                                           President and
                                        Gordon E. Forward - Chairman            Chief Executive Officer
Gordon E. Forward                       Gerald R. Heffernan
President and                           Robert D. Rogers                        Kenneth R. Allen
Chief Executive Officer                                                         Director-Investor Relations
                                        AUDIT COMMITTEE
Robert Alpert                                                                   Dennis E. Beach
Chairman of the Board                   Gerald R. Heffernan -Chairman           Vice President-Administration
Alpert Companies                        Robert Alpert
Dallas, Texas                           Lic. Eugenio Clariond Reyes             Larry L. Clark
                                                                                Vice President-Controller and
John M. Belk                            COMPENSATION COMMITTEE                  Assistant Treasurer
Chairman of the Board
Belk Stores Services, Inc.              John M. Belk - Chairman                 David A. Fournie
Charlotte, North Carolina               Robert Alpert                           Vice President-Structural
                                        Robert D. Rogers                        Products Business Unit
Lic. Eugenio Clariond Reyes
Director General and                    SPECIAL COMMITTEE - MERGER              Richard M. Fowler
Chief Executive Officer                                                         Vice President-Finance and
Grupo IMSA, S.A.                        John M. Belk                            Treasurer
Monterrey                               Lic. Eugenio Clariond Reyes
                                                                                H. Duff Hunt
Gerald R. Heffernan                                                             Vice President-Recycled
President                                                                       Products Business Unit
G.R. Heffernan & Associates, Ltd.
Toronto, Ontario                                                                Richard T. Jaffre
                                                                                Vice President-Raw Materials/
                                                                                Transportation

                                                                                Robert C. Moore
                                                                                Vice President-General
                                                                                Counsel and Secretary

                                                                                Libor F. Rostik
                                                                                Vice President-Engineering

                                                                                Peter H. Wright
                                                                                Vice President-Bar Products
                                                                                Business Unit

With the exception of historical information, the matters discussed in this annual report to stockholders are forward-looking statements that involve risks and uncertainties.

                            STOCKHOLDER INFORMATION

TRANSFER AGENT AND REGISTRAR OF STOCK                 STOCK EXCHANGE LISTING

Chase Mellon Shareholder Services                     New York Stock Exchange
Stockholder Inquiries 1-800-635-9270

FORM 10-K AND 10-Q REQUESTS

Stockholders may obtain, without charge, a copy of the Company's Form 10-K for the year ended May 31, 1997, and Form 10-Q for the quarters ended August 31, 1996, November 30, 1996 and February 28, 1997, as filed with the Securities and Exchange Commission. Written requests should be addressed to the Director-Investor Relations. The information contained herein is not given in connection with any sale or offer of, or solicitation of any offer to buy, any security.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                            DESCRIPTION
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

     27.  Financial Data Schedule (electronically filed only).