Form 10-Q
period 1997-08-31
CHAPARRAL STEEL CO
filed 1997-09-29
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED AUGUST 31, 1997

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

28,454,000 Shares of Common Stock, Par Value $.10 Outstanding at September 22, 1997.


                                    1 of 13

                                     INDEX

                            CHAPARRAL STEEL COMPANY




PART I. FINANCIAL INFORMATION                                              Page
-----------------------------                                              ----

Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets--August 31,
                1997 and May 31, 1997                                        3

           Condensed consolidated statements of income--three
                months ended August 31, 1997 and 1996                        4

           Condensed consolidated statements of cash flows
                 --three months ended August 31, 1997 and 1996               5

           Notes to condensed consolidated financial statements
                 --August 31, 1997                                           6

           Independent accountants' review report                            8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   11
----------

CONDENSED CONSOLIDATED BALANCE SHEETS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                           (Unaudited)
                                                                            August 31,         May 31,
                                                                              1997              1997
                                                                           ---------           ------
                                                                                  (In thousands)
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                            $   14,928          $   14,291
     Trade accounts receivable, net of allowance
        of $2.1 million and $2.7 million, respectively                        67,511              66,266
     Inventories                                                             114,953             131,034
     Prepaid expenses                                                         15,603               9,218
                                                                          -----------          ---------
                  TOTAL CURRENT ASSETS                                       212,995             220,809

PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                                               57,572              57,506
     Machinery and equipment                                                 501,618             464,485
     Land                                                                      1,288               1,288
                                                                          ----------          ----------
                                                                             560,478             523,279
         Less allowance for depreciation                                    (316,036)           (308,359)
                                                                          ----------          ----------
                                                                             244,442             214,920
OTHER ASSETS
     Goodwill, commissioning costs and other assets,
        net of accumulated amortization of $31.9 million
        and $28.5 million, respectively                                       58,008              58,481
                                                                          ----------          ----------
                                                                          $  515,445          $  494,210
                                                                          ==========          ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                               $   38,382          $   31,466
     Accrued interest payable                                                  2,163                 965
     Other accrued expenses                                                   25,034              20,681
     Current portion of long-term debt                                        12,421              12,445
                                                                          ----------          ----------
                  TOTAL CURRENT LIABILITIES                                   78,000              65,557

LONG-TERM DEBT                                                                52,467              52,554

DEFERRED INCOME TAXES
     AND OTHER CREDITS                                                        50,269              49,839

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000
        authorized, none outstanding                                               -                   -
     Common stock, $.10 par value, 28,454,000 and
        28,403,700 shares outstanding, respectively                            2,994               2,994
     Paid-in capital                                                         178,871             178,689
     Retained earnings                                                       169,300             161,392
     Cost of common stock in treasury                                        (16,456)            (16,815)
                                                                          ----------          ----------
                                                                             334,709             326,260
                                                                          ----------          ----------
                                                                          $  515,445          $  494,210
                                                                          ==========          ==========
See notes to condensed consolidated financial statements.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                            Three months ended
                                                                                August 31,
                                                                         1997                1996
                                                                         ----                ----
                                                                      (In thousands except per share)
Net sales                                                              $  179,006        $  149,527

Costs and expenses:
      Cost of sales (exclusive of items stated
          separately below)                                               146,538           118,865
      Depreciation and amortization                                         8,182             8,872
      Selling, general and administrative                                   8,684             7,344
      Interest                                                              1,449             2,144
      Other income                                                           (417)           (1,062)
                                                                       ----------         ---------


         INCOME BEFORE INCOME TAXES                                        14,570            13,364

Provision for income taxes                                                  5,240             5,050
                                                                       ----------         ---------

         NET INCOME                                                    $    9,330        $    8,314
                                                                       ==========        ==========



Average shares outstanding - Note B                                       28,850             28,904
                                                                       =========          =========



Per common share:

        NET INCOME                                                     $     .33          $     .29
                                                                       =========          =========

        CASH DIVIDENDS                                                 $     .05          $     .05
                                                                       =========          =========



See notes to condensed consolidated financial statements.

(Unaudited)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

                                                                             Three months ended
                                                                                 August 31,
                                                                           1997          1996
                                                                           ----          ----
                                                                              (In thousands)
OPERATING ACTIVITIES
     Net income                                                          $  9,330      $  8,314
         Adjustments to reconcile net income to
             net cash provided by operating activities:
                  Depreciation and amortization                             8,182         8,872
                  Deferred income taxes                                      (491)         (563)
                  Other deferred credits                                      921           860

    Changes in operating assets and liabilities:
         Trade accounts receivable, net                                    (1,245)       (7,349)
         Inventories                                                       16,081        (6,239)
         Prepaid expenses                                                  (6,385)       (6,268)
         Trade accounts payable                                             6,916        (1,709)
         Accrued interest payable                                           1,198         1,101
         Other accrued expenses                                             4,353         5,245
                                                                         --------      --------
                           Net cash provided by operating activities       38,860         2,264

INVESTING ACTIVITIES
     Capital expenditures                                                 (37,550)      (10,535)
     Other                                                                    320           120
                                                                         --------      --------
                           Net cash used in investing activities          (37,230)
                                                                                        (10,415)

FINANCING ACTIVITIES
     Long-term borrowings                                                      --           105
     Repayments on long-term debt                                            (111)          (87)
     Purchase of treasury stock                                                --        (3,770)
     Proceeds from issuance of treasury stock                                 541            --
     Dividends paid                                                        (1,423)       (1,418)
                                                                         --------      --------
                           Net cash used in financing activities             (993)       (5,170)
                                                                         --------      --------

Increase (decrease) in cash and cash equivalents                              637       (13,321)
Cash and cash equivalents at beginning of period                           14,291        20,014
                                                                         --------      --------

Cash and cash equivalents at end of period                               $ 14,928      $  6,693
                                                                         ========      ========

See notes to condensed consolidated financial statements.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

August 31, 1997


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chaparral Steel Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.

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

The acquisition by TXI has been accounted for using the purchase method of accounting. The $115 million total purchase price exceeded the value of acquired assets by $83 million and the excess was recorded as goodwill and additional paid-in-capital. The amount of goodwill, net of accumulated amortization included in other assets was $56.7 million and $57.2 million at August 31, 1997 and May 31, 1997, respectively. This goodwill is being amortized over 40 years using the straight-line method and reduced earnings by $.5 million and $.5 million in the three months ended August 31, 1997 and 1996, respectively. Management reviews the remaining goodwill with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

Net income per common share is calculated based upon a weighted average of 28,850,000 and 28,904,000 shares outstanding at August 31, 1997 and 1996, respectively.

NOTE C - Income Tax Provision

The provision for income taxes has been included in the accompanying financial statements on the basis of an estimated annual rate. Goodwill amortization was the primary reason for the difference between provision amounts and amounts computed by applying the statutory federal income tax rates.

NOTE D - Inventories

         Inventories consist of the following:
                                                                            August 31,       May 31,
                                                                              1997             1997
                                                                              ----             ----
                                                                                 (In thousands)
            Finished goods                                                $   53,793        $  73,926
            Work in process                                                   10,707           11,534
            Raw materials                                                     19,895           15,832
            Rolls and molds                                                   23,603           22,989
            Supplies                                                          17,214           17,012
            LIFO adjustment                                                  (10,259)         (10,259)
                                                                          ----------        ---------
                                                                            $114,953         $131,034
                                                                          ==========        =========

Inventories are stated at the lower of cost (last-in, first-out) or market, except rolls which are stated at cost (specific identification) and supplies which are stated at average cost.

NOTE E - Commissioning Costs

The Company's policy for new facilities is to capitalize certain costs until the facility is substantially complete and ready for its intended use. The large beam mill was substantially complete and ready for its intended use in the third quarter of fiscal 1992 with a total of $15.1 million of costs deferred, including $4.4 million of interest and $3.4 million of depreciation. Commissioning costs were fully amortized at January 31, 1997. Amortization of $0 million and $.7 million was recorded in the first quarter of fiscal 1997 and 1996, respectively, based on a five year period.

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

NOTE G - Merger Proposal

On May 22, 1997, the Board of Directors received an unsolicited offer to merge with Texas Industries, Inc., ("TXI") owner of 85% of Chaparral Steel. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board. On July 25, 1997, the Board of Directors received a revised unsolicited offer of $15.50 per share. On July 29, 1997, the Special Committee unanimously accepted the revised $15.50 per share cash offer by TXI. On July 30, 1997, the Board of Directors of Chaparral Steel unanimously accepted TXI's revised offer subject to stockholder approval.

                                   EXHIBIT A


                     Independent Accountants' Review Report

Board of Directors
Chaparral Steel Company

We have reviewed the accompanying condensed consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 1997 and the related condensed consolidated statements of income and cash flows for the three month periods ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chaparral Steel Company as of May 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                             Ernst & Young  LLP

September 17, 1997

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Comparison of operations and financial condition for the quarter ended August 31, 1997, to the quarter ended August 31, 1996.

GENERAL

In April 1997, the Board of Directors approved the engineering and site selection work in connection with a plan for the construction of a new structural mill in the eastern United States with production scheduled to begin in 1999. The new mill's annual capacity is expected to exceed one million tons and is expected to produce a full range of structural beams up to 36" in depth and sheet pile sections. The mill will be positioned to replace the decrease in supply caused by the reduction in domestic suppliers that has taken place over the last few years. Patented technologies and existing material recycling expertise will be incorporated in the new location. Site selection for the new facility is on schedule.

On May 22, 1997, the Board of Directors received an unsolicited offer to merge with Texas Industries, Inc., ("TXI") owner of 85% of Chaparral Steel. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board. On July 25, 1997, the Board of Directors received a revised unsolicited offer of $15.50 per share. On July 29, 1997, the Special Committee unanimously accepted the revised $15.50 per share cash offer by TXI. On July 30, 1997, the Board of Directors of Chaparral Steel unanimously accepted TXI's revised offer subject to stockholder approval.


RESULTS OF OPERATIONS

A 21% increase in shipments and a $4 per ton decrease in average selling price in the first quarter resulted in a $29.5 million increase in net sales compared to the same period in the prior year. The stable demand for our structural products continued in the summer quarter due to the continued strength in the construction industries. Steady demand for bar products contributed to the 5% increase in average price from those of the prior year quarter.

Cost of sales (exclusive of depreciation and amortization) increased $27.7 million to $146.5 million for the three month period ended August 31, 1997, compared to the same period in the prior year. The increase was predominately caused by an increase in shipments of 80,000 tons. Combined rolling conversion costs increased from the prior year due to decreased production volume that historically accompanies the summer shutdown period.

Depreciation expense increased from the prior year period due to increased levels of capital spending. Depreciation is computed using the straight-line method over the estimated useful lives of the property. Amortization costs decreased due to the completion of the amortization of commissioning costs on January 31, 1997.

Selling, general and administrative expense increased $1.3 million in the three month period ended August 31, 1997, compared to the prior year period primarily due to increases in employee incentive programs which are based on profitability.

Interest expense decreased $.7 million in the three month period ended August 31, 1997, compared to the same period in the prior year. Interest expense in the current period was reduced due to repayments of long-term debt which is principally at fixed rates.

The provision for income taxes has been calculated on the basis of an estimated annual rate. Goodwill amortization contributed to the difference between provision amounts and income tax amounts computed by applying the statutory federal income tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Working capital decreased $20.3 million to $135 million at August 31, 1997. Inventories at August 31, 1997 decreased $16.1 million primarily as demand for the Company's products remained strong. Prepaid expenses increased $6.4 million due to shutdown spending completed in August 1997. Trade accounts payable increased $6.9 million due to summer shutdown spending. Other accrued expenses increased $4.4 million to $25 million due to an increase in the accrual for federal income tax. The other components of working capital were virtually unchanged from the previous fiscal year-end. As a result, cash and cash equivalents increased $.6 million after the Company bought $37.6 million of capital additions and paid cash dividends of $1.4 million.

Capital expenditures for the three months ended August 31, 1997, totaled $37.6 million and are expected to be in the range of $70-$80 million in fiscal 1998. Total anticipated spending includes upgrades for the Recycled Products and Bar Products business units of approximately $30 million.

The Company's capitalization of $387.2 million at August 31, 1997, consisted of $52.5 million of long-term debt and $334.7 million of stockholders' equity. The current portion of long-term debt totaled $12.4 million at August 31, 1997. The Company's average interest rate on long-term debt is 11%. The Company's payments of principal and interest are expected to be approximately $22 million during the next twelve months.

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

Effective January 1, 1997, the Company has a short-term credit facility with a bank totaling $10 million which will expire December 31, 1997 if not renewed by the bank or the Company. The Company believes that it will be able to renew this credit facility or negotiate similar arrangements with other financial institutions if they are deemed necessary. The Company expects that current financial resources and anticipated cash provided from operations in fiscal 1998 will be sufficient to provide funds for capital expenditures, meet scheduled debt payments and satisfy other known working capital needs for fiscal 1998. If additional funds are required to support the short-term operations or to accomplish long-term expansion of its productive capabilities, the Company believes that funding can be obtained to meet such requirements.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

                  (11) Statement re:  Computation of earnings per share

                  (15) Letter re:  Unaudited interim financial information

                  (27) Financial Data Schedule

         The Company filed the following reports on Form 8-K during the three months ended August 31, 1997.

         On June 2, 1997, Chaparral Steel Company filed a report on Form 8-K relative to the offer to merger with Texas Industries, Inc., owner of 85% of Chaparral Steel Company. Under terms of the offer, owners of the publicly traded shares of Chaparral Steel Company would receive consideration of $14.25 per share, pursuant to a cash merger. The Board of Directors appointed a Special Committee to consider the offer and make a recommendation to Chaparral's Board.

         On July 25, 1997, Chaparral Steel Company filed a report on Form 8-K relative to a revised offer from Texas Industries, Inc., to purchase all publicly traded shares of Chaparral Steel Company for $15.50 per share.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHAPARRAL STEEL COMPANY




September 26, 1997                      /s/ Gordon E. Forward
------------------                      ---------------------
                                        Gordon E. Forward
                                        President, Chief Executive
                                        Officer and Director


September 26, 1997                      /s/ Larry L. Clark
------------------                      ------------------
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