Form 10-K/A
period 1997-05-31
CHAPARRAL STEEL CO
filed 1997-10-20
CIK 833226

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1997
                                       OR
             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         COMMON STOCK - $.10 PAR VALUE
                     28,453,963 SHARES AS OF JULY 14, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



===============================================================================

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

MARKETING AND BACKLOG

     At present, the Company has approximately 762 customers. One customer, Paco Steel & Engineering Corporation, accounted for approximately 12% of the Company's sales in 1997. The commodity nature of certain of the Company's products is generally not characteristic of a long lead time order cycle. The Company does not believe that backlog is a significant factor in its business. While the Company has a small number of long-term customer contracts, most contracts are for quarterly customer requirements or for immediate shipment. Orders are generally filled within 45 days and are cancelable.

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




                                         CHAPARRAL STEEL COMPANY




October 20, 1997                         /s/ RICHARD M. FOWLER
                                         ------------------------------------
                                         Richard M. Fowler
                                         Vice President - Finance
                                         and Treasurer