Form 10-Q/A
period 1997-08-31
CHAPARRAL STEEL CO
filed 1997-10-20
CIK 833226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

CAPITAL RESOURCES AND LIQUIDITY

Working capital decreased $20.3 million to $135 million at August 31, 1997. At August 31, 1997, the Company's inventories had decreased $16.1 million or 12% from their level at May 31, 1997. Throughout its history, the Company has taken a planned production outage during its first quarter; typically in either July or August. During this time, inventories decrease due to a lack of production for approximately two weeks. The decrease in the first quarter of 1998 was exaggerated by the increased demand for structural steel products. The Company, in months subsequent to August, has maintained shipment volume at levels that are greater than the same period in the previous year. Chaparral expects that trend to continue as the result of increasing production, purchased semi-finished material (billets) and purchased finished products (primarily reinforcing bar) for resale. Prepaid expenses increased $6.4 million due to shutdown spending completed in August 1997. Trade accounts payable increased $6.9 million due to summer shutdown spending. Other accrued expenses increased $4.4 million to $25 million due to an increase in the accrual for federal income tax. The other components of working capital were virtually unchanged from the previous fiscal year-end. As a result, cash and cash equivalents increased $.6 million after the Company bought $37.6 million of capital additions and paid cash dividends of $1.4 million.

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